Form 10QSB
period 2007-07-31
Vortec Electronics, Inc.
filed 2007-09-13
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-143975

Vortec Electronics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty St, Suite 880, Reno, Nevada 89501
(Address of principal executive offices)

778-991-7278
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of July 31, 2007;
F-2	Statements of Operations for the three months ended July 31, 2007 and period from inception (March 27, 2007) through July 31, 2007;
F-3	Statement of Stockholders’ Equity from inception (March 27, 2007) through July 31, 2007;
F-4	Statements of Cash Flows for the three months ended July 31, 2007 and period from inception (March 27, 2007) through July 31, 2007;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of July 31, 2007

ASSETS
Current Assets
Cash and equivalents	$-0-
Prepaid expenses	2,000

TOTAL ASSETS	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(41,000)
Total stockholders’ equity	2,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended July 31, 2007 and the
Period from March 27, 2007 (Inception) to July 31, 2007

	Three Months Ended July 31, 2007	Period from March 27, 2007 (Inception) to July 31, 2007

Revenues	$-0-	$-0-

Expenses :
Professional fees	36,495	41,000

Net Loss	$(36,495)	$(41,000)

Net loss per share:
Basic and diluted	$0.02	$0.02

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from March 27, 2007(Inception) to July 31, 2007

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505)	(4,505)
Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the period	-	-	-	(36,495)	(36,495)
Balance, July 31, 2007	2,150,000	$2,150	$40,850	$(41,000)	$2,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended July 31, 2007 and the
Period from March 27, 2007(Inception) to July 31, 2007

	Three Months Ended July 31, 2007	Period From March 27, 2007 (Inception) to July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,495)	$(41,000)
Change in non-cash working capital items
Prepaid expenses	2,000	(2,000)
Accrued expenses	(505)	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000
NET INCREASE IN CASH	-0-	-0-

Cash, beginning of period	35,000	-0-
Cash, end of period	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Vortec Electronics, Inc. (“Vortec”) is a development stage company and was incorporated in Nevada on March 27, 2007. The Company is developing an automatic fried rice cooker. Vortec operates out of office space owned by a director and stockholder of the Company. The facilities are provided at no charge. There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents. At July 31, 2007 the Company had $-0- of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

Fair Value of Financial Instruments

Vortec’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Vortec does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - PREPAID EXPENSES

Prepaid expenses at July 31, 2007 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods subsequent to July 31, 2007.

NOTE 3 - INCOME TAXES

For the period ended July 31, 2007, Vortec has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $41,000 at July 31, 2007, and will expire in the year 2027.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007

NOTE 3 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$13,900
Valuation allowance	(13,900)
Net deferred tax asset	$-

NOTE 4 - LIQUIDITY AND GOING CONCERN

Vortec has limited working capital and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Vortec to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are engaged in the business of designing, developing, manufacturing, and selling a fully automated frying wok, which will be used as an automatic fried rice cooker (the “Product”) specifically for commercial applications. We are currently testing and refining the prototype Product, which we have built in our facility in Shanghai, China. When we are satisfied that our Product provides the highest-quality of fried rice possible for the consumer, we will begin the manufacture and distribution of the Product to restaurants, dining halls, and grocery stores throughout mainland China.

Because fried rice is such a staple of the Chinese diet, significant amounts of manpower are used in the preparation of this dish for millions of factory workers, as well as other urban dwellers, each day. We believe our Product will significantly reduce the amount of labor required to feed those in China and other countries that utilize fried rice to a substantial degree.

The most immediate application is in the feeding of China’s factory employees. For most, going home or eating out for lunch is impractical. Thus, most factories have cafeteria-style dining halls where they feed hundreds or thousands of employees, cooking hundreds of pounds of fried rice each day.

Restaurants and grocery stores similarly make enormous amounts of fried rice each day to feed those who work in the city in a factory or office that does not have a dining hall. Fried rice made in these bulk quantities is generally cooked in an extra-large (larger than one meter in diameter), iron wok, heated by charcoal or heating oil. Because these materials don’t burn 100%, some of the by-products of combustion float into the air and then drop on the food. Also, it is difficult to control the temperature of the wok, and cooks generally use their hands to stir the food, so the food is often not cooked evenly and issues of hygiene abound. Our Product, the Automatic Wok or Automated Fried Rice Cooker, addresses all of these concerns associated with cooking large quantities of fried rice in traditional woks.

Our Product consists of a large (2 meter diameter) stainless steel pot on a thermal transfer surface sitting atop electric heating unit coils. A control panel allows the user to control the temperature of the surface, adjust the speed of the stirrer, and time the entire process. The motor atop the unit rotates the drive shaft and ultimately the stirrer, which is uniquely shaped to ensure that the rice is cooked evenly and completely, even with the large batch sizes for which our Product was designed. The framework of the Product supports the top of the unit, along with the control panel and motor. This leaves 360 degree access to the unit and the rice, which is being cooked inside. The entire unit is set atop four wheels, which allow cooks to pull the Product out for use and move it easily to a corner for storage when not in use.

To use our Product, a cook would heat the steel pot to cooking temperature and add approximately 500 ml of peanut oil - enough to coat the bottom of the pot. He would add up to 100 lbs of cooked rice and a commensurate amount of other ingredients (green onions, carrots, eggs, shrimp, beef, chicken, peas, bean sprouts, celery, tofu, etc.), depending upon the cook’s recipe. Then he need only wait until the unit’s timer sounds, notifying him that the dish is ready and that the heat has been automatically reduced from a frying temperature to a maintenance temperature. Servers can then portion out servings for up to 250 diners before repeating the process.

Concerns of hygiene are addressed as the unit’s stirrer mixes the dish, rather than the cook’s hand. The design of the stirrer ensures that ingredients are mixed properly and all come into contact with the heated, oil-covered surface equally. The powerful electric coils keep the surface of the pot at a high, constant temperature, eliminating the problem of hot and cold spots on the surface and in the rice. Finally, because the pot is heated by electric coils, there are no by-products of combustion floating above and into the final product, which could affect the taste and safety of the final fried rice dish.

Plan of Operation in the Next Twelve Months

Product Development

We intend to continue to refine our prototype over the coming months at our facility in Shanghai. While we feel our Product in its current form could compete effectively in the marketplace, we plan to improve the design to increase its efficiency and effectiveness, and, therefore, its attractiveness to cooks, dining hall managers, restaurant managers, and others, including consumers of fried rice. We expect to incur roughly $10,000 on our Research and Development in the next twelve months.

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. Our directors have contacted several general manufacturers in and around Shanghai, China, and have begun negotiations for the manufacture of our Product on a contract basis. We are currently negotiating price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. Production of our Product doesn’t require any facilities or equipment beyond what is available at any general manufacturing facility. We plan to contract with one or more general manufacturing facilities to manufacture our product by following our instructions. We do not anticipate renting a warehouse at this stage of our business. The manufacturer we select to work with us will provide packaging, storage, and shipping services for us as part of our agreement.

Sales and Distribution Strategy

Our goal is for our Automatic Wok to become a leading product in the Chinese marketplace. In order to achieve our goal, we intend to increase awareness of our product with potential customers.

We anticipate that these customers will include dining halls, restaurants, electronics wholesalers and retailers, and grocery stores. We expect to spend roughly $4,000 in travel expenses and $10,000 in other marketing costs related to these efforts. We intend to reach our potential customers by engaging in the following:

•
Attending national and regional electronics sales and promotional events and conferences. We plan to attend a number of events attended by electronics merchants in order to further expose our product. These events will include electronics merchandise trade meetings and promotional events that are attended by electronics related wholesalers and retailers and related seminars and conferences.

•
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to factories with dining halls, large restaurants, and grocery stores. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

•
Promoting to the public through Internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product. Our intent is to have end consumers pull our product through the distribution line by demanding that the kitchens providing their fried rice adopt our efficient, economical technology.

We intend to spend approximately $2,000 on counsel and filings fees in the next twelve months on intellectual property protection regarding the design of our Product.

In the short term, we intend to use the services of our management to sell our products. As our product approaches the manufacturing stage, however, we plan to employ up to thirty salesmen in Shanghai, China to promote and sell our product to wholesalers, retailers, dining hall managers, restaurant managers, and grocery store managers. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis. In addition, we may decide to pay each sales representative a base salary. We expect to provide service and support to our sales representatives, including advertising and sales materials. In the event we hire sales personnel, we do not intend to do so in the next twelve months unless our revenues are enough to absorb the cost of these personnel.

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three months ended July 31, 2007 and Period from Inception (March 27, 2007) to July 31, 2007

We generated no revenue for the three months ended July 31, 2007. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product. Our operating expenses for the period were $36,495, consisting entirely of professional fees relating to the organization of our company and our offering. Thus, we had a Net Loss of $36,495 for the three months ended July 31, 2007.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2007, we had total current assets of $2,000, consisting of prepaid expenses. Our total current liabilities as of July 31, 2007 were $0. Thus, we have working capital of $2,000 as of July 31, 2007.

Operating activities used $35,000 in cash for the three months ended July 31, 2007. Our net loss of $36,495 was the primary negative component of our operating cash flow. We did not have any cash flows provided by financing activities during the three months ended July 31, 2007.

As of July 31, 2007, we have insufficient cash to operate our business at the current level for the next twelve months or to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Melissa Lopez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2007, the registration statement filed on Form SB-2 (Commission file number 333-143975) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 975,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vortec Electronics, Inc.

Date:	September 13, 2007

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director