Form 10QSB
period 2007-10-31
Vortec Electronics, Inc.
filed 2007-12-12
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-143975

Vortec Electronics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty St. Suite 880 , Reno, NV 89501
(Address of principal executive offices)

778-991-7278
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of December 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of October 31, 2007;

F-2	Statements of Operations for the three and six months ended October 31, 2007 and period from March 27, 2007 (Inception) to October 31, 2007;

F-3	Statement of Stockholders’ Equity for the period from March 27, 2007 (Inception) to October 31, 2007

F-4	Statements of Cash Flows for the three and six months ended October 31, 2007 and period from March 27, 2007 (Inception) to October 31, 2007;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of October 31, 2007

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(43,000)
Total stockholders’ equity	-0-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended October 31, 2007
Period from March 27, 2007 (Inception) to October 31, 2007

	Three Months Ended October 31, 2007	Six Months Ended October 31, 2007	Period from March 27, 2007 (Inception) to October 31, 2007
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	38,495	43,000

Net Loss	$(2,000)	$(38,495)	$(43,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$0.02

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from March 27, 2007 (Inception) to October 31, 2007

	Common stock Shares Amount		Additional paid-in capital	Deficit accumulated during the development stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the period	-	-	-	(4,505)	(4,505)

Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the period	-	-	-	(38,495)	(38,495)

Balance, October 31, 2007	2,150,000	$2,150	$40,850	$(43,000)	$-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Three Months and Six Months Ended October 31, 2007
Period from March 27, 2007 (Inception) to October 31, 2007

	Three Months Ended October 31, 2007	Six Months Ended October 31, 2007	Period From March 27, 2007 (Inception) to October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(38,495)	$(43,000)
Change in non-cash working capital items Prepaid expenses	2,000	4,000	-0-
Accrued expenses	-0-	(505)	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET (DECREASE) IN CASH	-0-	(35,000)	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007

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

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents. At October 31, 2007 the Company had $-0- of cash.

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
October 31, 2007

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

NOTE 2 - INCOME TAXES

For the period ended October 31, 2007, Vortec has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $43,000 at October 31, 2007, and will expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$14,600
Valuation allowance	(14,600)
Net deferred tax asset	$-

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007

NOTE 3 - LIQUIDITY AND GOING CONCERN

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

Results of Operations for the three and six months ended October 31, 2007 and Period from Inception (March 27, 2007) to October 31, 2007.

We generated no revenue for the period from inception (March 27, 2007) to October 31, 2007. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product. Our operating expenses were $2,000 for the three months ended October 31, 2007, $38,495 for the six months ended October 31, 2007, and $43,000 for the period from inception (March 27, 2007) to October 31, 2007. Our operating expenses for each of these periods consisted entirely of professional fees relating to the organization of our company and our offering.

We had a Net Loss of $2,000 for the three months ended October 31, 2007, $38,495 for the six months ended October 31, 2007, and $43,000 for the period from inception (March 27, 2007) to October 31, 2007.

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

Liquidity and Capital Resources

As of October 31, 2007, we had total current assets of $0. Our total current liabilities as of October 31, 2007 were $0. Thus, we have working capital of $0 as of October 31, 2007.

As of October 31, 2007, we have insufficient cash to operate our business at the current level for the next twelve months or to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have no working capital and have not yet received revenues from sales of products or services. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Melissa Lopez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2007.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2007.

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

Vortec Electronics, Inc.

Date:	December 11, 2007

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director