Form 10QSB
period 2008-02-14
Vortec Electronics, Inc.
filed 2008-03-03
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-143975

Vortec Electronics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 16D, Jalan 6/5 Taman Komersial Pandan Indah, , Malaysia
(Address of principal executive offices)

778-991-7278
(Issuer’s telephone number)
50 West Liberty St. Suite 880 , Reno, NV 89501
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of January 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of January 31, 2008;
F-2	Statements of Operations for the three and nine months ended January 31, 2008 and period from March 27, 2007 (Inception) to January 31, 2008;
F-3	Statements of Stockholders’ Deficit for period from March 27, 2007 (Inception) to January 31, 2008;
F-4	Statements of Cash Flows for the three and nine months ended January 31, 2008 and period from May 27, 2007 (Inception) to January 31, 2008;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of January 31, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$2,000

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(45,000)
Total stockholders’ deficit	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended January 31, 2008
Period from March 27, 2007(Inception) to January 31, 2008

	Three Months Ended January 31, 2008	Nine Months Ended January 31, 2008	Period from March 27, 2007 (Inception) to January 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	40,495	45,000

Net Loss	$(2,000)	$(40,495)	$(45,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from March 27, 2007(Inception) to January 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505)	(4,505)
Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	(38,495)
Net loss for the period	-	-	-	(40,495)	(40,495)
Balance, January 31, 2008	2,150,000	$2,150	$40,850	$(45,000)	$(2,000)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months and Three Months Ended January 31, 2008
Period from March 27, 2007 (Inception) to January 31, 2008

	Nine Month Ended January 31, 2008	Three Months Ended January 31, 2008	Period From March 27, 2007 (Inception) to January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,495)	$(2,000)	$(45,000)
Change in non-cash working capital items
Prepaid expenses	4,000	-0-	-0-
Accrued expenses	2,000	2,000	2,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(34,495)	-0-	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET DECREASE IN CASH	(34,495)	-0-	(43,000)

Cash, beginning of period	34,495	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2008 the Company had $-0- of cash.

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

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – ACCRUED EXPENSES

Prepaid expenses at January 31, 2008 consisted of amounts owed to the firms outside independent auditors for services to be rendered for period the period ended January 31, 2008.

NOTE 3 – INCOME TAXES

For the period ended January 31, 2008, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at January 31, 2008, and will begin to expire in the year 2027.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$15,000
Valuation allowance	(15,000)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Vortec has negative working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

▪
Attending national and regional electronics sales and promotional events and conferences. We plan to attend a number of events attended by electronics merchants in order to further expose our product. These events will include electronics merchandise trade meetings and promotional events that are attended by electronics related wholesalers and retailers and related seminars and conferences.

▪
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to factories with dining halls, large restaurants, and grocery stores. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

▪
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

Results of Operations for the three and nine months ended January 31, 2008 and Period from Inception (March 27, 2007) to January 31, 2008.

We generated no revenue for the period from inception (March 27, 2007) to January 31, 2008. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product. Our operating expenses were $2,000 for the three months ended January 31, 2008, $40,495 for the nine months ended January 31, 2008, and $45,000 for the period from inception (March 27, 2007) to January 31, 2008. Our operating expenses for each of these periods consisted entirely of professional fees.

We had a Net Loss of $2,000 for the three months ended January 31, 2008, $40,495 for the nine months ended January 31, 2008, and $45,000 for the period from inception (March 27, 2007) to January 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our reporting obligations as a public company.

Liquidity and Capital Resources

As of January 31, 2008, we had total current assets of $0. Our total current liabilities as of January 31, 2008 were $2,000. Thus, we had a working capital deficit of $2,000 as of January 31, 2008.

As of January 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months or to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have a working capital deficit and have not yet received revenues from sales of products or services. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Melissa Lopez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

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

Vortec Electronics, Inc.

Date:	February 27, 2008

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director