Form 10-K
period 2008-04-30
Vortec Electronics, Inc.
filed 2008-07-02
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-143975

Vortec Electronics, Inc.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 16D, Jalan 6/5 Taman Komersial Pandan Indah, Malaysia	_______
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 778-991-7278
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of April 30, 2008.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	21

 PART I
Item 1.   Business

Company Overview

We were incorporated as “Vortec Electronics, Inc.” in the State of Nevada on March 26, 2007. Our principal offices are located at No. 16D, Jalan 6/5 Taman Komersial Pandan Indah, Malaysia.

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

Fried Rice

Fried rice (炒飯) is a popular component of Chinese cuisine. It originated as a homemade dish from China, made from cold leftover rice fried with other leftover ingredients. It is sometimes served as the penultimate dish in Chinese banquets (just before dessert).

There are dozens of varieties of fried rice, each with their own specific list of ingredients. In Asia, the more famous varieties include Yangchow (Yangzhou) and Fukien (Fujian) fried rice. In the West, Chinese restaurants catering to non-Chinese clientele have invented their own varieties of fried rice including egg fried rice, Singaporean (spicy) fried rice and the ubiquitous 'special fried rice'.

China is an industrialized nation with factories that supply products not only domestically, but internationally as well. Most factories are staffed by workers who have left the farm, figuratively and literally, within the last generation. They work and often live at the factory, traveling long distances to and from their homes if they don’t sleep at the factory. As a result, Chinese factories have large dining halls created to feed the hundreds or thousands of employees.

Because fried rice is such a staple of the Chinese diet, these dining halls cooks hundreds of pounds of fried rice daily. Restaurants and grocery stores similarly make enormous amounts of fried rice each day to feed those who work in the city in a factory or office that does not have a dining hall.

Fried rice made in these bulk quantities is generally cooked in an extra-large (larger than one meter in diameter), iron wok, heated by charcoal or heating oil. Because these materials don’t burn 100%, some of the byproducts of combustion float into the air and then drop on the food. Also, it is difficult to control the temperature of the wok, and cooks generally use their hands to stir the food, so the food is often not cooked evenly and issues of hygiene abound.

Typical fried rice found in Singapore

Ingredients used in fried rice are greatly varied. They include vegetables such as carrots, bean sprouts, celery, peas, and others, as well as chicken, pork (usually Char siu), shrimp, or tofu. Generally cooked in a wok, fried rice includes vegetable oil or animal fat to prevent sticking, as well as for flavor. Bits of egg provide color in many dishes. Chile pepper or hot sauces often add a piquant touch to this dish or are offered in a small dish on the side of the rice. Many cooks season the fried rice with black pepper. Soy sauce gives fried rice its brown color and savory taste. Often, onions and garlic add complexity and extra flavor. It is popularly eaten either as an accompaniment to another dish or, alternatively on its own as a course by itself. Popular garnishes include fried shallots, sprigs of parsley, carrots carved into intricate shapes or sliced chili sprinkled on top of the heaped rice. Many foodstands found on the streets across Southeast Asia will cook and serve fried rice on the spot.

Traditional Woks

The wok is a versatile round-bottomed cooking vessel originating in China. It is used especially in East and Southeast Asia, including Indonesia, Malaysia, and the Philippines. The word "wok" comes from the Cantonese Chinese word for the item, 鑊. Most Chinese families own at least one wok. It is most often used for stir frying, but can also be used many other ways, such as in steaming, deep frying, braising, stewing, or making soup.

Characteristics

The wok's most distinguishing feature is its shape. Classic woks have a rounded bottom, making them resemble a section of a sphere. Hand-hammered woks are sometimes flipped inside out after being shaped, giving the wok a gentle flare to the edge that makes it easier to push food up onto the sides of the wok. Woks sold in western countries are sometimes found with flat bottoms - this makes them more similar to a deep frying pan. The flat bottom allows the wok to be used on an electric stove, where a rounded wok would not be able to fully contact the stove's heating element.

Most woks range from 30 cm to 2 meters or more in diameter. Woks of 36 cm (14 inches) (suitable for a family of 3 or 4) are the most common, but home woks can be found as small as 20 cm (8") and as large as 91 cm (36"). Smaller woks are typically used for quick cooking techniques at high heat such as stir frying. Large woks over a meter wide are mainly used by restaurants or community kitchens for cooking rice or soup, or for boiling water.

Wok stoves

Woks by design are meant to be used over a pit-style stove, where the heat arising from the fuel is fully directed at the bottom of the wok, with no heat escaping around the edges. These pit stoves originally used wood or coal, but are now more typically a gas stove that has burners that are recessed below the stove's surface, to encompass the wok's shape. Curved grates on the stove provide stability to the curved wok. This allows foods to be stir-fried at a very high heat, sometimes hot enough to deform the woks themselves. Pit stoves are typically used by professional chefs in most Chinese restaurants, since they have the heating power to give food an alluring wok hei (unique wok flavor).

Woks, be they round or flat bottomed, do not generally work well for stir-frying or other quick cooking methods when used on an electric cooker. These stoves do not produce the large amounts of quick even heat required for stir-frying. However, it is possible to find round-shaped electric stove elements that will fit the curve of a wok, which allows the wok to be heated at its bottom along with part of its sides. A flat-bottomed wok may also work better on an electric stove.

Advantages

The main advantage of a wok is traditionally considered its curved concave shape. The shape produces a small, hot area at the bottom which allows some of the food to be seared by intense heat while using relatively little fuel. The large sloped sides also make it easier for chefs to employ the tossing cooking technique on solid and thick liquid food with less spillage and a greater margin of safety. Curved sides also allow a person to cook without having to "chase the food around the pan" since bite-sized or finely chopped stir-fry ingredients usually tumble back to the center of the wok when agitated.

The curve also provides a larger usable cooking surface versus western-styled pots and pans, which typically have vertical edges. This allows large pieces of food seared at the bottom of the wok to be pushed up the gently sloped sides to continue cooking at a slower rate. While this occurs another ingredient for the same dish needing high heat is being cooked at the bottom. These advantages of having a rounded bottom do not apply, however, to cooking fried rice as all the ingredients are cooked in the bottom of the pan.

Automatic Fried Rice Cooker

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

Restaurants and grocery stores similarly make enormous amounts of fried rice each day to feed those who work in the city in a factory or office that does not have a dining hall. Fried rice made in these bulk quantities is generally cooked in an extra-large (larger than one meter in diameter), iron wok, heated by charcoal or heating oil. Because these materials don’t burn 100%, some of the byproducts of combustion float into the air and then drop on the food. Also, it is difficult to control the temperature of the wok, and cooks generally use their hands to stir the food, so the food is often not cooked evenly and issues of hygiene abound. Our Product, the Automatic Wok or Automated Fried Rice Cooker, addresses all of these concerns associated with cooking large quantities of fried rice in traditional woks.

Our Product (see Figure 1) consists of a large (2 meter diameter) stainless steel pot (2) on a thermal transfer surface (1) sitting atop electric heating unit coils (8). A control panel (5) allows the user to control the temperature of the surface, adjust the speed of the stirrer, and time the entire process. The motor (4) atop the unit rotates the drive shaft (6) and ultimately the stirrer (7), which is uniquely shaped to ensure that the rice is cooked evenly and completely, even with the large batch sizes for which our Product was designed. The framework of the Product supports the top of the unit (3), along with the control panel and motor. This leaves all 360 degree access to the unit and the rice, which is being cooked inside. The entire unit is set atop four wheels (9), which allows cooks to pull the Product out for use and move it easily to a corner for storage when not in use.

To use our Product, a cook would heat the steel pot to cooking temperature and add approximately 500 ml of peanut oil – enough to coat the bottom of the pot. He would add up to 100 lbs of cooked rice and a commensurate amount of other ingredients (green onions, carrots, eggs, shrimp, beef, chicken, peas, bean sprouts, celery, tofu, etc.), depending upon the cook’s recipe. Then he need only wait until the unit’s timer sounds, notifying him that the dish is ready and that the heat has been automatically reduced from a frying temperature to a maintenance temperature. Servers can then portion out servings for up to 250 diners before repeating the process.

Concerns of hygiene are addressed as the unit’s stirrer mixes the dish, rather than the cook’s hand. The design of the stirrer ensures that ingredients are mixed properly and all come into contact with the heated, oil-covered surface equally. The powerful electric coils keep the surface of the pot at a high, constant temperature, eliminating the problem of hot and cold spots on the surface and in the rice. Finally, because the pot is heated by electric coils, there are no byproducts of combustion floating above and into the final product, which could affect the taste and safety of the final fried rice dish.

Figure 1.

1.	Thermal Transfer Surface
2.	Stainless Steel Pot
3.	Unit Top
4.	Motor
5.	Control Panel
6.	Drive Shaft
7.	Stirrer
8.	Electric Heating Unit Coils
9.	Wheels

Competition

We face significant competition in the market for cooking apparatuses designed for the preparation of fried rice in China. Traditional woks have been used for thousands of years in China and surrounding countries. Such traditional devices, utilizing traditional methods, are widespread and universally accepted both culturally and practically. While we feel that our Product offers significant advantages, there is significant inertia in Chinese culture regarding a break from traditional methods of food preparation.

We compete with a number of established manufacturers, importers and distributors who sell traditional woks to restaurants, factory dining halls, grocery stores, and individual consumers. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than we do. We compete primarily on the basis of innovation, practicality, quality, brand name recognition, and price.

We believe that our success will depend upon our ability to remain competitive in our product area. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

While we have performed no intellectual property protection to date, we intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws, if applicable in the countries we conduct business, to protect our intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks.  These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and product design. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  In general, the development, manufacture, and sale of our product in China is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors.  If finances permit, however, we intend on employing sales representatives in Shanghai when our product is ready for production and shipping.

Research and Development Expenditures

We have incurred $0 in research or development expenditures since our incorporation.

Subsidiaries

We do not currently have any subsidiaries.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at 50 West Liberty Street, Suite 88, Reno, NV 89501, the address of our transfer agent.  We have no materially important physical properties.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended April 30, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “VOEL.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending April 30, 2008
Quarter Ended	High $	Low $
April 30, 2008	n/a	n/a
January 31, 2008	n/a	n/a
October 31, 2007	n/a	n/a
July 31, 2007	n/a	n/a

Fiscal Year Ending April 30, 2007
Quarter Ended	High $	Low $
April 30, 2007	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 30, 2008, we had 2,150,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

Product Development

We have been and intend to continue to refine our prototype over the coming months at our facility in Shanghai. While we feel our Product in its current form could compete effectively in the marketplace, we plan to improve the design to increase its efficiency and effectiveness, and, therefore, its attractiveness to cooks, dining hall managers, restaurant managers, and others, including consumers of fried rice. We expect to incur roughly $10,000 on our Research and Development in the next twelve months.

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

We anticipate that these customers will include dining halls, restaurants, electronics wholesalers and retailers, and grocery stores. We expect to spend $4,000 in travel expenses and $10,000 in other marketing costs related to these efforts. We intend to reach our potential customers by engaging in the following:

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

Intellectual Property Protection

We intend to spend approximately $2,000 on counsel and filings fees in the next twelve months on intellectual property protection regarding the design of our Product.

Sales Personnel

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

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Expenses

In our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

▪
Audit fee, which consists primarily of accounting and auditing fees for the yearend audit. We estimate that our audit fees for the next twelve months will be approximately $10,000, which includes quarterly reviews;

▪
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account.  We estimate that our bank charges for the next twelve months will be approximately $100;

▪
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company.  We estimate that our legal and organizational fees for the next twelve months will be approximately $20,000 to $35,000; and

▪
Other operating expenses, which consist primarily of the expenses incurred for further development of our Product; for the advertising campaign for our Product; and for and other administrative expenses.  We estimate that our other operating expenses for the next twelve months will be approximately $24,000.

We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Results of Operations for the period from inception (March 27, 2007) to April 30, 2008

We generated no revenue for the period from inception (March 27, 2007) to April 30, 2008. We are a development stage company and do not yet have any products to sell.

Our operating expenses for the year ended April 30, 2008 were $51,518.  Our operating expenses for the period from inception (March 27, 2007) through April 30, 2008 were $56,023.  For both periods, our expenses consisting entirely of professional fees. Thus, we had a Net Loss of $51,518 for the year ended April 30, 2008 and $56,023 for the period from inception (March 27, 2007) to April 30, 2008.

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

Liquidity and Capital Resources

As of April 30, 2008, we had total current assets of $0. Our total current liabilities as of April 30, 2008 were $13,023.  Thus, we have a working capital deficit of $13,023 as of April 30, 2008.

Operating activities used $43,000 in cash for the period from inception (March 27, 2007) to April 30, 2008. Our net loss of $56,023 was the primary negative component of our operating cash flow. Cash flows provided by financing activities during the period from inception (March 27, 2007) to April 30, 2008 consisted of $43,000 as proceeds from the issuance of common stock.

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

Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of April 30, 2008 and their present positions.

Name	Age	Position Held with the Company
Melissa Lopez Room 403 12-340 Mudan Rd., Pudong, Shanghai, China.	33	President, Chief Executive Officer, Chief Financial Officer, Treasurer, CTO and Director
Kai Ming Hung Room 403 12-340 Mudan Rd., Pudong, Shanghai, China	61	Chief Technical Officer and Director
Imelda Tin CMC Compound, Mercedez Ave, Brgy San Miguel, Pasig City 1600.	31	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Melissa Lopez.  Melissa Lopez has been our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director since our inception. Since May 2003, Miss Lopez has been a Business Development Manager of Pacific Consultants International Asia, Inc. Miss Lopez has an MBA from Jose Rizal University, and BS from Pamantasan ng Lungsod Ng Maynila.

Kai Ming Hung.  Kai Ming Hung has been our CTO and Director since our inception. Since 1996, Mr. Hung has been engineer of Sen Fat Electronics Ltd. Mr. Hung was educated at Nanyang Technological University.

Imelda Tin.  Imelda Tin has been our CTO and Director since our inception. Since 2001, Miss Tin has been a corporate associate engineer of Thomson Corp. Miss Tin has an MS from De La Salle University and a BS from Philippine School of Business Administration (PSBA-Manila).

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

April 30, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended April 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Melissa Lopez, President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Kai Ming Hung, Chief Technical Officer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Melissa Lopez, President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	-	-	-	-	-	-	-	-	-
Kai Ming Hung, Chief Technical Officer and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of April 30, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kai Ming Hung	-	-	-	-	-	-	-
Imelda Tin	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of April 30, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of April 30, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of April 30, 2008. Addresses for all of the individuals listed in the table below are c/o Vortec Electronics, Inc., 50 West Liberty Street, Suite 880, Reno, NV 89501.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Melissa Lopez Room 403 12-340 Mudan Rd., Pudong, Shanghai, China.	Common Stock	587,500	27.33%
Imelda Tin CMC Compound, Mercedez Ave, Brgy San Miguel, Pasig City 1600.	Common Stock	587,500	27.33%
Kai Ming Hung Room 403 12-340 Mudan Rd., Pudong, Shanghai, China	Common Stock	0	0%
DIRECTORS AND OFFICERS – TOTAL	Common Stock	1,175,000	54.65%

5% SHAREHOLDERS
NONE	Common Stock

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$10,000	$0	$0	$0
2007	$4,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of April 30, 2008 and 2007
F-3	Statements of Operations for the Periods Ended April 30, 2008 and period from inception (March 27, 2007) to April 30, 2007
F-4	Statement of Stockholders’ Equity for period from inception (March 27, 2007) to April 30, 2008
F-5	Statements of Cash Flows for the Periods Ended April 30, 2008 and period from inception (March 27, 2007) to April 30, 2007
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 22, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Vortec Electronics, Inc.

By:	/s/ Melissa Lopez
Melissa Lopez President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 2, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s Melissa Lopez
Melissa Lopez President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 2, 2008

By:	/s/ Kai Ming Hung
Kai Ming Hung, Director
July 2, 2008

By:	/s/ Imelda Tin
Imelda Tin, Director
July 2, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Vortec Electronics, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Vortec Electronics, Inc. as of April 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2008 and 2007 and for March 27, 2007 (date of inception) through April 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vortec Electronics, Inc. as of April 30, 2008 and 2007, and the results of its operations and cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has limited working capital, has received limited revenue from sales of its products, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
June 3, 2008

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of April 30, 2008 and 2007

ASSETS
	April 30, 2008	April 30, 2007
Current Assets
Cash and equivalents	$-0-	$34,495
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$38,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$13,023	$-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(56,023)	(4,505)
Total stockholders’ equity (deficit)	(13,023)	38,495

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$38,495

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended April 30, 2008 and April 30, 2007
Period from March 27, 2007(Inception) to April 30, 2008

	Year ended April 30, 2008	Year ended April 30, 2007	Period from March 27, 2007 (Inception) to April 30, 2008

Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	51,518	4,505	56,023

Net Loss	$(51,518)	$(4,505)	$(56,023)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from March 27, 2007 (Inception) to April 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505)	(4,505)
Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the period	-	-	-	(51,518)	(51,518)
Balance, April 30, 2008	2,150,000	$2,150	$40,850	$(56,023)	$(13,023)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years ended April 30, 2008 and 2007
Period from March 27, 2007 (Inception) to April 30, 2008

	Year ended April 30, 2008	Year ended April 30, 2007	Period from March 27, 2007 (Inception) to April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,518)	$(4,505)	$(56,023)
Change in non-cash working capital items
Prepaid expenses	4,000	(4,000)	-0-
Accrued expenses	13,023	-0-	13,023
NET CASH (USED IN) OPERATING ACTIVITIES	(34,495)	(8,505)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000	43,000

NET INCREASE (DECREASE) IN CASH	(34,495)	34,495	-0-

CASH, BEGINNING OF PERIOD	34,495	-0-	-0-
CASH, END OF PERIOD	$-0-	$34,495	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

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

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2008 the Company had $-0- of unrestricted cash.

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
April 30, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at April 30, 2007 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods after Vortec’s year-end.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2008 consisted of amounts owed to the firms outside independent auditors for services to be rendered for periods after Vortec’s year-end and legal fees owed to the Company’s securities law firm for services performed prior to year-end.

NOTE 4 – INCOME TAXES

For the periods ended April 30, 2008, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $56,000 at April 30, 2008, and will expire beginning in the year 2027.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$19,000
Valuation allowance	(19,000)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

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