Form 10-Q
period 2008-10-31
Vortec Electronics, Inc.
filed 2008-12-15
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of October 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of October 31, 2008 (unaudited) and April 30, 2008 (audited);
F-2	Statements of Operations for the three and six months ended October 31, 2008 and 2007 and period from March 27, 2007 (Inception) to October 31, 2008 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from March 27, 2007 (Inception) to October 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the six months ended October 31, 2008 and 2007 and period from March 27, 2007 (Inception) to October 31, 2008 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of October 31, 2008 and April 30, 2008

ASSETS
	October 31, 2008 (unaudited)	April 30, 2008 (audited)
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$16,523	$13,023

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(59,523)	(56,023)
Total stockholders’ deficit	(16,523)	(13,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months and Six Months Ended October 31, 2008 and 2007
Period from March 27, 2007 (Inception) to October 31, 2008

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007	Period from March 27, 2007 (Inception) to October 31, 2008
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	1,500	2,000	3,500	38,495	59,523

Net Loss	$(1,500)	$(2,000)	$(3,500)	$(38,495)	$(59,523)

Net loss per share: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from March 27, 2007 (Inception) to October 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505)	(4,505)
Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the period	-	-	-	(51,518)	(51,518)
Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)
Net loss for the period	-	-	-	(3,500)	(3,500)
Balance, October 31, 2008	2,150,000	$2,150	$40,850	$(59,523)	$(16,523)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended October 31, 2008 and 2007
Period from March 27, 2007 (Inception) to October 31, 2008

	Six Month Ended October 31, 2008	Six Months Ended October 31, 2007	Period From March 27, 2007 (Inception) to October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,500)	$(38,495)	$(59,523)
Change in non-cash working capital items Prepaid expenses	-0-	4,000	-0-
Accrued expenses	3,500	(505)	16,523
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET DECREASE IN CASH	-0-	-0-	(43,000)

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

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

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended April 30, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Vortec’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at October 31, 2008 consisted of amounts owed to the Company’s outside independent auditors and attorneys for services rendered for periods ended October 31, 2008.

NOTE 3 – INCOME TAXES

For the period ended October 31, 2008, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $59,000 at October 31, 2008, and will begin to expire in the year 2027.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$20,220
Valuation allowance	(20,220)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Vortec has incurred losses since inception, has negative working capital, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations for the Three and Six Months Ended October 31, 2008 and 2007 and Period from March 27, 2007 (Date of Inception) until October 31, 2008

We generated no revenue for the period from March 27, 2007 (Date of Inception) until October 31, 2008. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

Our operating expenses during the three months ended October 31, 2008 were $1,500, compared with $2,000 for the same period ended October 31, 2007.  Our operating expenses during the six months ended October 31, 2008 were $3,500, compared with $38,495 for the same period ended October 31, 2007.  We spent considerably more in professional fees for the six months ended October 31, 2007 as a result of filing a registration statement with the Securities and Exchange Commission during that period. Our operating expenses from March 27, 2007 (Date of Inception) to October 31, 2008 were $59,523.

We, therefore, recorded a net loss of $1,500 for the three months ended October 31, 2008, compared with a net loss of $2,000 for the three months ended October 31, 2007. We recorded a net loss of $3,500 for the three months ended October 31, 2008, compared with a net loss of $38,495 for the three months ended October 31, 2007, and $59,523 for the period from March 27, 2007 (Date of Inception) until October 31, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2008, we had total current assets of $0.  We had $16,523 in current liabilities as of October 31, 2008. Thus, we had a working capital deficit of $16,523 as of October 31, 2008.

Operating activities used $43,000 in cash for the period from March 27, 2007 (Date of Inception) until October 31, 2008. Our net loss of $59,523 offset by accrued expenses of $16,523 was the sole basis of our negative operating cash flow. Financing Activities during the period from March 27, 2007 (Date of Inception) until October 31, 2008 generated $43,000 in cash during the period.

As of October 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have incurred operating losses since inception, have negative working capital, and have not yet received revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Melissa Lopez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2008.

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

Vortec Electronics, Inc.

Date:	December 12, 2008

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director