Form 10-K
period 2009-04-30
Vortec Electronics, Inc.
filed 2009-07-27
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of July 22, 2009.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended April 30, 2009.

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

Fiscal Year Ending April 30, 2009
Quarter Ended	High $	Low $
April 30, 2009	n/a	n/a
January 31, 2009	n/a	n/a
October 31, 2008	n/a	n/a
July 31, 2008	n/a	n/a

Fiscal Year Ending April 30, 2008
Quarter Ended	High $	Low $
April 30, 2008	n/a	n/a
January 31, 2008	n/a	n/a
October 31, 2007	n/a	n/a
July 31, 2007	n/a	n/a

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

Holders of Our Common Stock

As of April 30, 2009, we had 2,150,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

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

Results of Operations for the Years Ended April 30, 2009 and 2008 and for the period from inception (March 27, 2007) to April 30, 2009

We generated no revenue for the period from inception (March 27, 2007) to April 30, 2009. We are a development stage company and do not yet have any products to sell.

Our operating expenses for the year ended April 30, 2009 consisted entirely of professional fees in the amount of $9,500, while our operating expenses for the year ended April 30, 2008 also consisted of professional fees but in the amount of $51,518.  Our operating expenses for the period from inception (March 27, 2008) through April 30, 2009 consisted entirely of professional fees in the amount of $65,523.

We had a net loss of $9,500 for the year ended April 30, 2009, compared with a net loss of $51,518 for the year ended April 30, 2008, and a net loss of $65,523 for the period from inception (March 27, 2007) to April 30, 2009.

Liquidity and Capital Resources

As of April 30, 2009, we had total current assets of $0. Our total current liabilities as of April 30, 2009 were $22,523.  Thus, we have a working capital deficit of $22,523 as of April 30, 2009.

Operating activities used $43,000 in cash for the period from inception (March 27, 2007) to April 30, 2009. Our net loss of $65,523 was the primary negative component of our operating cash flow. Cash flows provided by financing activities during the period from inception (March 27, 2007) to April 30, 2009 consisted of $43,000 as proceeds from the issuance of common stock.

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

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2009.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of April 30, 2009 and their present positions.

Name	Age	Position Held with the Company
Melissa Lopez Room 403 12-340 Mudan Rd., Pudong, Shanghai, China.	34	President, Chief Executive Officer, Chief Financial Officer, Treasurer, CTO and Director
Kai Ming Hung Room 403 12-340 Mudan Rd., Pudong, Shanghai, China	62	Chief Technical Officer and Director
Imelda Tin CMC Compound, Mercedez Ave, Brgy San Miguel, Pasig City 1600.	32	Director

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Ms. Melissa Lopez, at the address appearing on the first page of this annual report.

Code of Ethics

April 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended April 30, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Melissa Lopez, President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Kai Ming Hung, Chief Technical Officer and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2009.

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

The table below summarizes all compensation of our directors as of April 30, 2009.

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

Stock Option Plans

We did not have a stock option plan in place as of April 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of April 30, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of April 30, 2009. Addresses for all of the individuals listed in the table below are c/o Vortec Electronics, Inc., 50 West Liberty Street, Suite 880, Reno, NV 89501.

Name and Address of Beneficial Owners of Common Stock1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock2
Melissa Lopez Room 403 12-340 Mudan Rd., Pudong, Shanghai, China.	Common Stock	587,500	27.33%
Imelda Tin CMC Compound, Mercedez Ave, Brgy San Miguel, Pasig City 1600.	Common Stock	587,500	27.33%
Kai Ming Hung Room 403 12-340 Mudan Rd., Pudong, Shanghai, China	Common Stock	0	0%
DIRECTORS AND OFFICERS – TOTAL	Common Stock	1,175,000	54.65%

5% SHAREHOLDERS
NONE	Common Stock

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$7,500	$0	$0	$0
2008	$10,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of April 30, 2009 and 2008
F-3	Statements of Operations for the Years Ended April 30, 2009 and April 30, 2008 and period from inception (March 27, 2007) to April 30, 2009
F-4	Statement of Stockholders’ Deficit for period from inception (March 27, 2007) to April 30, 2009
F-5	Statements of Cash Flows for the Years Ended April 30, 2009 and April 30, 2008 and period from inception (March 27, 2007) to April 30, 2009
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 22, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Vortec Electronics, Inc.

By:	/s/ Melissa Lopez
Melissa Lopez President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 22, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Melissa Lopez
Melissa Lopez President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 22, 2009

By:	/s/ Kai Ming Hung
Kai Ming Hung, Director
July 22, 2008

By:	/s/ Imelda Tin
Imelda Tin, Director
July 22, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Vortec Electronics, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Vortec Electronics, Inc. as of April 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for March 27, 2007 (date of inception) through April 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over   financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vortec Electronics, Inc. as of April 30, 2009 and 2008, and the results of its operations and cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
May 20, 2009

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of April 30, 2009 and April 30, 2008

	April 30, 2009	April 30, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$-0-	$13,023
Due to officer	22,523	-0-
Total liabilities	22,523	13,023

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(65,523)	(56,023)
Total stockholders’ deficit	(22,523)	(13,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended April 30, 2009 and 2008
Period from March 27, 2007 (Inception) to April 30, 2009

	Year Ended April 30, 2009	Year Ended April 30, 2008	Period from March 27, 2007 (Inception) to April 30, 2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	9,500	51,518	65,523

Net Loss	$(9,500)	$(51,518)	$(65,523)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from March 27, 2007 (Inception) to April 30, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505)	(4,505)
Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the period	-	-	-	(51,518)	(51,518)
Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)
Net loss for the period	-	-	-	(9,500)	(9,500)
Balance, April 30, 2009	2,150,000	$2,150	$40,850	$(65,523)	$(22,523)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended April 30, 2009 and 2008
Period from March 27, 2007 (Inception) to April 30, 2009

	Year Ended April 30, 2009	Year Ended April 30, 2008	Period From March 27, 2007 (Inception) to April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,500)	$(51,518)	$(65,523)
Change in non-cash working capital items
Prepaid expenses	-0-	4,000	-0-
Accrued expenses	(18,023)	13,023	-0-
Due to officer	22,523	-0-	22,523
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(34,495)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET DECREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	34,495	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009

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

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2009 and 2008 the Company had $-0- of cash.

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
April 30, 2009

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at April 30, 2008 consisted of amounts owed to the Company’s outside independent auditors and attorneys for services rendered for periods ended January 31, 2008.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $22,523 at April 30, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to April 30, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 4 – INCOME TAXES

For the periods ended April 30, 2009, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $65,500 at April 30, 2009, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$22,280
Valuation allowance	(22,280)
Net deferred tax asset	$-

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009

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