Form 10-Q
period 2009-07-31
Vortec Electronics, Inc.
filed 2009-09-11
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of September 8, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2009 (unaudited) and April 30, 2009 (audited);
F-2	Statements of Operations for the three months ended July 31, 2009 and 2008 and period from March 27, 2007 (Inception) to July 31, 2009 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from March 27, 2007 (Inception) to July 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended July 31, 2009 and 2008 and period from March 27, 2007 (Inception) to July 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of July 31, 2009 and April 30, 2009

	July 31, 2009	April 30, 2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$-0-	$-0-
Due to officer	24,523	22,523
Total liabilities	24,523	22,523

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(67,523)	(65,523)
Total stockholders’ deficit	(24,523)	(22,523)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended July 31, 2009 and 2008
Period from March 27, 2007 (Inception) to July 31, 2009

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Period from March 27, 2007 (Inception) to July 31, 2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	67,523

Net Loss	$(2,000)	$(2,000)	$(67,523)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from March 27, 2007 (Inception) to July 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505)	(4,505)
Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the period	-	-	-	(51,518)	(51,518)
Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)
Net loss for the period	-	-	-	(9,500)	(9,500)
Balance, April 30, 2009	2,150,000	2,150	40,850	(65,523)	(22,523)
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance, July 31, 2009	2,150,000	$2,150	$40,850	$(67,523)	$(24,523)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended July 31, 2009 and 2008
Period from March 27, 2007 (Inception) to July 31, 2009

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Period from March 27, 207 (Inception) to July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(2,000)	$(67,523)
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
Accrued expenses	-0-	2,000	-0-
Due to officer	2,000	-0-	24,523
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	-0-	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET DECREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended April 30, 2009. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2009 and 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Vortec’s financial instruments consist of cash and cash equivalents and an amount due to officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

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

NOTE 2 – DUE TO OFFICER

The amount due to officer of $24,523 and $22,523 at July 31, 2009 and April 30, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to July 31, 2009 and April 30, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

NOTE 3 – INCOME TAXES

For the periods ended July 31, 2009, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $67,500 at July 31, 2009, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$22,900
Valuation allowance	(22,900)
Net deferred tax asset	$-

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
Results of Operations for the Three Months Ended July 31, 2009 and 2008 and Period from March 27, 2007 (Date of Inception) until July 31, 2009

We generated no revenue for the period from March 27, 2007 (Date of Inception) until July 31, 2009. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

Our operating expenses during the three months ended July 31, 2009 were $2,000, compared with $2,000 for the same period ended July 31, 2008.  Our operating expenses from March 27, 2007 (Date of Inception) to July 31, 2009 were $67,523.

We, therefore, recorded a net loss of $2,000 for the three months ended July 31, 2009, compared with a net loss of $2,000 for the three months ended July 31, 2008. We recorded a net loss of $67,523 for the period from March 27, 2007 (Date of Inception) until July 31, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2009, we had total current assets of $0.  We had $24,523 in current liabilities as of July 31, 2009. Thus, we had a working capital deficit of $24,523 as of July 31, 2009.

Operating activities used $43,000 in cash for the period from March 27, 2007 (Date of Inception) until July 31, 2009. Our net loss of $67,523 offset by accrued expenses of $24,523 was the sole basis of our negative operating cash flow. Financing Activities during the period from March 27, 2007 (Date of Inception) until July 31, 2009 generated $43,000 in cash during the period.

As of July 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Melissa Lopez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2009.

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

Vortec Electronics, Inc.

Date:	September 8, 2009

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director