Form 10-K/A
period 2009-04-30
Vortec Electronics, Inc.
filed 2009-10-16
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on July 27, 2009, is to correct Item 9A(T) and the audit opinion of the results of operations and cash flows for the cumulative period, March 27, 2007 (date of inception) to April 30, 2009. This Amendment also includes corrections to the language in the certifications, specifically, Exhibits 31.1 and 32.1 as required under section 302 of the Sarbanes-Oxley Act per Release No. 33-8238 and Item 601(b)(31) of Regulation S-K.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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
October 12, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Melissa Lopez
Melissa Lopez President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
October 12, 2009

By:	/s/ Imelda Tin
Imelda Tin, Director
October 12, 2009

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vortec Electronics, Inc. as of April 30, 2009 and 2008, and the results of its operations and cash flows for the periods then ended and for the period from March 27, 2007 (date of inception) through April 30, 2009, in conformity with U.S. generally accepted accounting principles.
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