Form 10-Q
period 2009-10-31
Vortec Electronics, Inc.
filed 2009-12-09
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of December 4, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2009 (unaudited) and April 30, 2009 (audited);
F-2	Statements of Operations for the three and six months ended October 31, 2009 and 2008 and period from March 27, 2007 (Inception) to October 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from March 27, 2007 (Inception) to October 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the six months ended October 31, 2009 and 2008 and period from March 27, 2007 (Inception) to October 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of October 31, 2009 and April 30, 2009

	October 31, 2009 (unaudited)	April 30, 2009 (audited)

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$-0-	$-0-
Due to officer	26,523	22,523
Total liabilities	26,523	22,523

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(69,523)	(65,523)
Total stockholders’ deficit	(26,523)	(22,523)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended October 31, 2009 and 2008 (unaudited)
Period from March 27, 2007 (Inception) to October 31, 2009

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Six Months Ended October 31, 2009	Six Months Ended October 31, 2008	Period from March 27, 2007 (Inception) to October 31, 2009
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	1,500	4,000	3,500	69,523

Net Loss	$(2,000)	$(1,500)	$(4,000)	$(3,500)	$(69,523)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from March 27, 2007 (Inception) to October 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,505)	(4,505)
Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the period	-	-	-	(51,518)	(51,518)
Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)
Net loss for the period	-	-	-	(9,500)	(9,500)
Balance, April 30, 2009	2,150,000	2,150	40,850	(65,523)	(22,523)
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, October 31, 2009	2,150,000	$2,150	$40,850	$(69,523)	$(26,523)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended October 31, 2009 and 2008
Period from March 27, 2007 (Inception) to October 31, 2009

	Six Months Ended October 31, 2009	Six Months Ended October 31, 2008	Period from March 27, 2007 (Inception) to October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(3,500)	$(69,523)
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0- 10,962
Accrued expenses	-0-	3,500	-0-
Due to officer	4,000	-0-	26,523
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	-0-	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET DECREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2009 and April 30, 2009 the Company had $-0- of cash.

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
October 31, 2009

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

NOTE 2 – DUE TO OFFICER

The amount due to officer of $26,523 and $22,523 at October 31, 2009 and April 30, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay primarily for professional services provided by the Company’s attorneys and outside independent auditors for services rendered.  The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 4 – INCOME TAXES

For the periods ended October 31, 2009, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $69,500 at April 30, 2009, and will begin to expire in the year 2027.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$23,600
Valuation allowance	(23,600)
Net deferred tax asset	$-

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2009 through December 7, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months and Six Months Ended October 31, 2009 and 2008 and Period from March 27, 2007 (Date of Inception) until October 31, 2009

We generated no revenue for the period from March 27, 2007 (Date of Inception) until October 31, 2009. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

Our operating expenses during the three months ended October 31, 2009 were $2,000, compared with $1,500 for the same period ended October 31, 2008.  Our operating expenses during the six months ended October 31, 2009 were $4,000, compared with $3,500 for the same period ended October 31, 2008.  Our operating expenses from March 27, 2007 (Date of Inception) to October 31, 2009 were $68,523.  For all periods mentioned, our operating expenses consisted of professional fees.

We, therefore, recorded a net loss of $2,000 for the three months ended October 31, 2009, compared with a net loss of $1,500 for the three months ended October 31, 2008. We recorded a net loss of $4,000 for the six months ended October 31, 2009, compared with a net loss of $3,500 for the six months ended October 31, 2008. We recorded a net loss of $69,523 for the period from March 27, 2007 (Date of Inception) until October 31, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2009, we had total current assets of $0.  We had $26,523 in current liabilities as of October 31, 2009. Thus, we had a working capital deficit of $26,523 as of October 31, 2009.

Operating activities used $43,000 in cash for the period from March 27, 2007 (Date of Inception) until October 31, 2009. Our net loss of $69,523 offset by a loan to our officer of $26,523 was the sole basis of our negative operating cash flow. Financing Activities during the period from March 27, 2007 (Date of Inception) until October 31, 2009 generated $43,000 in cash during the period.

As of October 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Melissa Lopez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2009.

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

Vortec Electronics, Inc.

Date:	December 7, 2009

By: /s/Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director