Form 10-K
period 2010-04-30
Vortec Electronics, Inc.
filed 2010-07-29
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class
Common stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of July 27, 2010.

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

Item 4.   (Removed and Reserved)

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

Fiscal Year Ending April 30, 2010
Quarter Ended	High $	Low $
April 30, 2010	n/a	n/a
January 31, 2010	n/a	n/a
October 31, 2009	n/a	n/a
July 31, 2009	n/a	n/a

Fiscal Year Ending April 30, 2009
Quarter Ended	High $	Low $
April 30, 2009	n/a	n/a
January 31, 2009	n/a	n/a
October 31, 2008	n/a	n/a
July 31, 2008	n/a	n/a

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

Holders of Our Common Stock

As of April 30, 2010, we had 2,150,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

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

Results of Operations for the Years Ended April 30, 2010 and 2009 and for the period from inception (March 27, 2007) to April 30, 2010

We generated no revenue for the period from inception (March 27, 2007) to April 30, 2010. We are a development stage company and do not yet have any products to sell.

Our operating expenses for the year ended April 30, 2010 consisted entirely of professional fees in the amount of $18,744, while our operating expenses for the year ended April 30, 2009 also consisted of professional fees but in the amount of $9,500.  Our operating expenses for the period from inception (March 27, 2008) through April 30, 2010 consisted entirely of professional fees in the amount of $84,267.

We had a net loss of $18,744 for the year ended April 30, 2010, compared with a net loss of $9,500 for the year ended April 30, 2009, and a net loss of $84,267 for the period from inception (March 27, 2007) to April 30, 2010.

Liquidity and Capital Resources

As of April 30, 2010, we had total current assets of $0. Our total current liabilities as of April 30, 2010 were $41,267.  Thus, we have a working capital deficit of $41,267 as of April 30, 2010.

Operating activities used $82,178 in cash for the period from inception (March 27, 2007) to April 30, 2010. Our net loss of $84,267 was the primary negative component of our operating cash flow, offset by $2,089 in accrued expenses.
Cash flows from financing activities during the period from inception (March 27, 2007) to April 30, 2010 consisted of $43,000 as proceeds from issuance of common stock and $39,178 of loans received from an officer.

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

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of April 30, 2010 and 2009
F-3	Statements of Operations for the Years Ended April 30, 2010 and April 30, 2009 and period from inception (March 27, 2007) to April 30, 2010
F-4	Statement of Stockholders’ Deficit for period from inception (March 27, 2007) to April 30, 2010
F-5	Statements of Cash Flows for the Years Ended April 30, 2010 and April 30, 2009 and period from inception (March 27, 2007) to April 30, 2010
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Vortec Electronics, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Vortec Electronics, Inc., as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from March 27, 2007 (date of inception) to April 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vortec Electronics, Inc., as of April 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended and the period from March 27, 2007 (date of inception) to April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Vortec Electroncis, Inc. will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
July 27, 2010

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF APRIL 30, 2010 AND 2009

	April 30, 2010	April 30, 2009
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$2,089	$0
Due to officer	39,178	22,523
Total liabilities	41,267	22,523

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(84,267)	(65,523)
Total stockholders’ deficit	(41,267)	(22,523)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2010

	Year ended April 30, 2010	Year ended April 30, 2009	Period from March 27, 2007 (Inception) to April 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	18,744	9,500	84,267

NET LOSS	$(18,744)	$(9,500)	$(84,267)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the period	-	-	-	(4,505)	(4,505)

Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the year ended April 30, 2008	-	-	-	(51,518)	(51,518)

Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)

Net loss for the year ended April 30, 2009	-	-	-	(9,500)	(9,500)

Balance, April 30, 2009	2,150,000	2,150	40,850	(65,523)	(22,523)

Net loss for the year ended April 30, 2010	-	-	-	(18,744)	(18,744)

Balance, April 30, 2010	2,150,000	$2,150	$40,850	$(84,267)	$(41,267)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2010

	Year ended April 30, 2010	Year ended April 30, 2009	Period from March 27, 2007 (Inception) to April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,744)	$(9,500)	$(84,267)
Changes in assets and liabilities:
Accrued expenses	2,089	0	2,089
Net Cash Used in Operating Activities	(16,655)	(9,500)	(82,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from officer	16,655	9,500	39,178
Proceeds from sales of common stock	0	0	43,000
Net Cash Provided by Financing Activities	16,655	9,500	82,178

NET DECREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

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

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Cash and Cash Equivalents
Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2010 and April 30, 2009, the Company had $-0- of cash.

Fair Value of Financial Instruments
Vortec’s financial instruments consist of cash and cash equivalents, accrued expenses, and an amoutn due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
Vortec does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – DUE TO OFFICER

The amount due to officer of $39,178 at April 30, 2010 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to April 30, 2010. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended April 30, 2010, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $84,000 at April 30, 2010, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

April 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$28,560
Valuation allowance	(28,560)
Net deferred tax asset	$-

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

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Vortec neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 30, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2010.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of April 30, 2010 and their present positions.

Name	Age	Position Held with the Company
Melissa Lopez Room 403 12-340 Mudan Rd. Pudong, Shanghai, China.	34	President, Chief Executive Officer, Chief Financial Officer, Treasurer, CTO and Director
Imelda Tin CMC Compound, Mercedez Ave, Brgy San Miguel, Pasig City 1600.	32	Director

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

Imelda Tin.  Imelda Tin has been our Director since our inception. Since 2001, Miss Tin has been a corporate associate engineer of Thomson Corp. Miss Tin has an MS from De La Salle University and a BS from Philippine School of Business Administration (PSBA-Manila).

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

Code of Ethics

April 30, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended April 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Melissa Lopez, President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2010.

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

The table below summarizes all compensation of our directors as of April 30, 2010.

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

Stock Option Plans

We did not have a stock option plan in place as of April 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of April 30, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of April 30, 2010. Addresses for all of the individuals listed in the table below are c/o Vortec Electronics, Inc., 50 West Liberty Street, Suite 880, Reno, NV 89501.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$10,000	$0	$0	$0
2009	$9,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules The following financial statements and schedules listed below are included in this Form 10-K. Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 22, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Vortec Electronics, Inc.

By:	/s/ Melissa Lopez
Melissa Lopez President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 28, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Melissa Lopez
Melissa Lopez President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 28, 2010

By:	/s/ Imelda Tin
Imelda Tin, Director
July 28, 2010