Form 10-Q
period 2010-09-07
Vortec Electronics, Inc.
filed 2010-09-15
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

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
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of September 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2010 (unaudited) and April 30, 2010 (audited);
F-2	Statements of Operations for the three months ended July 31, 2010 and 2009 and period from March 27, 2007 (Inception) to July 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity for period from March 27, 2007 (Inception) to July 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended July 31, 2010 and 2009 and period from March 27, 2007 (Inception) to July 31, 2010 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2010 AND APRIL 30, 2010

	July 31, 2010 (unaudited)	April 30, 2010 (audited)
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$2,089	$2,089
Due to officer	41,178	39,178
Total liabilities	43,267	41,267

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(86,267)	(84,267)
Total stockholders’ deficit	(43,267)	(41,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JULY 31, 2010

	Three Months ended July 31, 2010	Three Months ended July 31, 2009	Period from March 27, 2007 (Inception) to July 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,000	2,000	86,267

NET LOSS	$(2,000)	$(2,000)	$(86,267)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JULY 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$	$43,000

Net loss for the period	-	-	-	(4,505)	(4,505)

Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the year ended April 30, 2008	-	-	-	(51,518)	(51,518)

Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)

Net loss for the year ended April 30, 2009	-	-	-	(9,500)	(9,500)

Balance, April 30, 2009	2,150,000	2,150	40,850	(65,523)	(22,523)

Net loss for the year ended April 30, 2010	-	-	-	(18,744)	(18,744)

Balance, April 30, 2010	2,150,000	2,150	40,850	(84,267)	(41,267)

Net loss for the three months ended July 31, 2010	-	-	-	(2,000)	(2,000)

Balance, July 31, 2010	2,150,000	$2,150	$40,850	$(86,267)	$(43,267)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND APRIL 30, 2010
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JULY 31, 2010

	Three months ended July 31, 2010	Three months ended July 31, 2009	Period from March 27, 2007 (Inception) to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,000)	$(2,000)	$(86,267)
Changes in assets and liabilities:
Accrued expenses		18,023	2,089
Net Cash Used in Operating Activities	(2,000)	(24,523)	(84,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from officer	2,000	0	41,178
Proceeds from sales of common stock	0	0	43,000
Net Cash Provided by Financing Activities	2,000	0	84,178

NET DECREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

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

Cash and Cash Equivalents
Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2010 and April 30, 2010, the Company had $-0- of cash.

Fair Value of Financial Instruments
Vortec’s financial instruments consist of cash and cash equivalents, accrued expenses, and an amoutn due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  It is the Company’s policy to classify interest and penalties on income taxes as interest expense and penalties expense. As of July 31, 2010, there have been no interest or penalties incurred on income taxes.

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
JULY 31, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
Vortec does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – DUE TO OFFICER

The amount due to officer of $41,178 at July 31, 2010 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to July 31, 2010. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended July 31, 2010, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $86,000 at July 31, 2010, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 29,260
Valuation allowance	(29,260)
Net deferred tax asset	$ 0

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
JULY 31, 2010

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2010 through September 7, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Three Months Ended July 31, 2010 and 2009 and Period from March 27, 2007 (Date of Inception) until July 31, 2010

We generated no revenue for the period from March 27, 2007 (Date of Inception) until July 31, 2010. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

Our operating expenses during the three months ended July 31, 2010 were $2,000, compared with $2,000 for the same period ended July 31, 2009.  Our operating expenses from March 27, 2007 (Date of Inception) to July 31, 2010 were $86,267.  For all periods mentioned, our operating expenses consisted of professional fees.

We, therefore, recorded a net loss of $2,000 for the three months ended July 31, 2010, compared with a net loss of $2,000 for the three months ended July 31, 2009. We recorded a net loss of $86,267 for the period from March 27, 2007 (Date of Inception) until July 31, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2010, we had total current assets of $0.  We had $43,267 in current liabilities as of July 31, 2010. Thus, we had a working capital deficit of $43,267 as of July 31, 2010.

Operating activities used $84,178 in cash for the period from March 27, 2007 (Date of Inception) until July 31, 2010. Our net loss of $86,267, offset by $2,89 in accrued expenses accounted for our negative operating cash flow. Financing Activities during the period from March 27, 2007 (Date of Inception) until July 31, 2010 generated $84,178 in cash during the period, represented by $43,000 received from the sale of common stock and $41,178 received from officer loans.

As of July 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Melissa Lopez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2010.

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

Item 4.     (Removed and Reserved)

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

Vortec Electronics, Inc.

Date:	September 15, 2010

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director