Form 10-Q
period 2010-10-31
Vortec Electronics, Inc.
filed 2010-12-14
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53985

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of November 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2010 (unaudited) and April 30, 2010;
F-2	Statements of Operations for the six and three months ended October 31, 2010 and 2009 and period from March 27, 2007 (Inception) to October 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from March 27, 2007 (Inception) to October 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended October 31, 2010 and 2009 and period from March 27, 2007 (Inception) to October 31, 2010 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF OCTOBER 31, 2010 AND APRIL 30, 2010

	October 31, 2010	April 30, 2010
ASSETS	(unaudited)
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$2,089	$2,089
Due to officer	43,178	39,178
Total liabilities	45,267	41,267

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(88,267)	(84,267)
Total stockholders’ deficit	(45,267)	(41,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE SIX AND THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Six Months ended October 31, 2010	Six Months ended October 31, 2009	Three Months ended October 31, 2010	Three Months ended October 31, 2009	Period from March 27, 2007 (Inception) to October 31, 2010

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	4,000	4,000	2,000	2,000	88,267

NET LOSS	$(4,000)	$(4,000)	$(2,000)	$(2,000)	$(88,267)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the period	-	-	-	(4,505)	(4,505)

Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the year ended April 30, 2008	-	-	-	(51,518)	(51,518)

Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)

Net loss for the year ended April 30, 2009	-	-	-	(9,500)	(9,500)

Balance, April 30, 2009	2,150,000	2,150	40,850	(65,523)	(22,523)

Net loss for the year ended April 30, 2010	-	-	-	(18,744)	(18,744)

Balance, April 30, 2010	2,150,000	2,150	40,850	(84,267)	(41,267)
Net loss for the six months ended October 31, 2010	-	-	-	(4,000)	(4,000)

Balance, October 31, 2010	2,150,000	$2,150	$40,850	$(88,267)	$(45,267)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND APRIL 30, 2010
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Six months ended October 31, 2010	Six months ended October 31, 2009	Period from March 27, 2007 (Inception) to October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,000)	$(4,000)	$(88,267)
Changes in assets and liabilities:
Accrued expenses		18,023	2,089
Net Cash Used in Operating Activities	(4,000)	(26,523)	(86,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from officer	4,000	0	41,178
Proceeds from sales of common stock	0	0	43,000
Net Cash Provided by Financing Activities	4,000	0	86,178

NET DECREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Vortec Electronics, Inc. (“Vortec” and the “Company”) is a development stage company and was incorporated in Nevada on March 27, 2007.  The Company is developing an automatic fried rice cooker.  Vortec operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Cash and Cash Equivalents
Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2010 and October 31, 2009, the Company had $-0- of cash.

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
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
Vortec does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – DUE TO OFFICER

The amount due to officer of $43,178 at October 31, 2010 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to October 31, 2010. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended October 31, 2010, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $88,000 at October 31, 2010, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

October 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$29,920
Valuation allowance	(29,920)
Net deferred tax asset	$0

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
OCTOBER 31, 2010

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2010 through November 27, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Six and Three Months Ended October 31, 2010 and 2009 and Period from March 27, 2007 (Date of Inception) until October 31, 2010

We generated no revenue for the period from March 27, 2007 (Date of Inception) until October 31, 2010. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

Our operating expenses during the three months ended October 31, 2010 were $2,000, compared with $2,000 for the same period ended October 31, 2009.  Our operating expenses during the six months ended October 31, 2010 were $4,000, compared with $4,000 for the same period ended October 31, 2009.  Our operating expenses from March 27, 2007 (Date of Inception) to October 31, 2010 were $88,267.  For all periods mentioned, our operating expenses consisted of professional fees.

We, therefore, recorded a net loss of $2,000 for the three months ended October 31, 2010, compared with a net loss of $2,000 for the three months ended October 31, 2009. We recorded a net loss of $4,000 for the six months ended October 31, 2010, compared with a net loss of $4,000 for the six months ended October 31, 2009. We recorded a net loss of $88,267 for the period from March 27, 2007 (Date of Inception) until October 31, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2010, we had total current assets of $0.  We had $45,267 in current liabilities as of October 31, 2010. Thus, we had a working capital deficit of $45,267 as of October 31, 2010.

Operating activities used $86,178 in cash for the period from March 27, 2007 (Date of Inception) until October 31, 2010. Our net loss of $88,267, offset by $2,089 in accrued expenses accounted for our negative operating cash flow. Financing Activities during the period from March 27, 2007 (Date of Inception) until October 31, 2010 generated $86,178 in cash during the period, represented by $43,000 received from the sale of common stock and $41,178 received from officer loans.

As of October 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Melissa Lopez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010.

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

Vortec Electronics, Inc.

Date:	December 14, 2010

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director