Form 10-Q
period 2011-01-31
Vortec Electronics, Inc.
filed 2011-03-14
CIK 1400728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of March 9, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2011 and April 30, 2010 (unaudited);
F-2	Statements of Operations for the nine and three months ended January 31, 2011 and 2010 and period from March 27, 2007 (Inception) to January 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from March 27, 2007 (Inception) to January 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine months ended January 31, 2011 and 2010 and period from March 27, 2007 (Inception) to January 31, 2011 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JANUARY 31, 2011 AND APRIL 30, 2010

	January 31, 2011	April 30, 2010
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$2,089	$2,089
Due to officer	45,178	39,178
Total liabilities	47,267	41,267

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(90,267)	(84,267)
Total stockholders’ deficit	(47,267)	(41,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE NINE AND THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JANUARY 31, 2011

	Nine Months ended January 31, 2011	Nine Months ended January 31, 2010	Three Months ended January 31, 2011	Three Months ended January 31, 2010	Period from March 27, 2007 (Inception) to January 31, 2011

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	6,000	6,000	2,000	2,000	90,267

NET LOSS	$(6,000)	$(6,000)	$(2,000)	$(2,000)	$(90,267)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JANUARY 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the period	-	-	-	(4,505)	(4,505)

Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the year ended April 30, 2008	-	-	-	(51,518)	(51,518)

Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)

Net loss for the year ended April 30, 2009	-	-	-	(9,500)	(9,500)

Balance, April 30, 2009	2,150,000	2,150	40,850	(65,523)	(22,523)

Net loss for the year ended April 30, 2010	-	-	-	(18,744)	(18,744)

Balance, April 30, 2010	2,150,000	2,150	40,850	(84,267)	(41,267)
Net loss for the nine months ended January 31, 2011	-	-	-	(6,000)	(6,000)

Balance, January 31, 2011	2,150,000	$2,150	$40,850	$(90,267)	$(47,267)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND 2010
FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JANUARY 31, 2011

	Nine months ended January 31, 2011	Nine months ended January 31, 2010	Period from March 27, 2007 (Inception) to January 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,000)	$(6,000)	$(90,267)
Changes in assets and liabilities:
Accrued expenses	0	0	2,089
Net Cash Used in Operating Activities	(6,000)	(6,000)	(88,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from officer	6,000	6,000	45,178
Proceeds from sales of common stock	0	0	43,000
Net Cash Provided by Financing Activities	6,000	6,000	88,178

NET DECREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

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

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 audited financial statements.  The results of operations for the period ended January 31, 2011 is not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents
Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2011 and April 30, 2010, the Company had $-0- of cash.

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

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – DUE TO OFFICER

The amount due to officer of $45,178 at January 31, 2011 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to January 31, 2011. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended January 31, 2011, Vortec has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $90,000 at January 31, 2011, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

January 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$30,600
Valuation allowance	(30,600)
Net deferred tax asset	$0

VORTEC ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2011 through March 8, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Nine and Three Months Ended January 31, 2011 and 2009 and Period from March 27, 2007 (Date of Inception) until January 31, 2011

We generated no revenue for the period from March 27, 2007 (Date of Inception) until January 31, 2011. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

Our operating expenses during the three months ended January 31, 2011 were $2,000, compared with $2,000 for the same period ended January 31, 2010.  Our operating expenses during the nine months ended January 31, 2011 were $6,000, compared with $6,000 for the same period ended January 31, 2010.  Our operating expenses from March 27, 2007 (Date of Inception) to January 31, 2011 were $90,267.  For all periods mentioned, our operating expenses consisted of professional fees.

We, therefore, recorded a net loss of $2,000 for the three months ended January 31, 2011, compared with a net loss of $2,000 for the three months ended January 31, 2010. We recorded a net loss of $6,000 for the nine months ended January 31, 2011, compared with a net loss of $6,000 for the nine months ended January 31, 2010. We recorded a net loss of $90,267 for the period from March 27, 2007 (Date of Inception) until January 31, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2011, we had total current assets of $0.  We had $47,267 in current liabilities as of January 31, 2011. Thus, we had a working capital deficit of $47,267 as of January 31, 2011.

Operating activities used $88,178 in cash for the period from March 27, 2007 (Date of Inception) until January 31, 2011. Our net loss of $90,267, offset by $2,089 in accrued expenses accounted for our negative operating cash flow. Financing Activities during the period from March 27, 2007 (Date of Inception) until January 31, 2011 generated $88,178 in cash during the period, represented by $43,000 received from the sale of common stock and $45,178 received from officer loans.

As of January 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Melissa Lopez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.

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

Vortec Electronics, Inc.

Date:	March 14, 2011

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director