Form 10-K
period 2011-04-30
Vortec Electronics, Inc.
filed 2011-08-15
CIK 1400728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of August 11, 2011.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	20

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

5

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

Item 2. Properties

We maintain our corporate office at No. 16D, Jalan 6/5 Taman Komersial Pandan Indah, Malaysia. We have no materially important physical properties.

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

Fiscal Year Ending April 30, 2011
Quarter Ended	High $	Low $
April 30, 2011	n/a	n/a
January 31, 2011	n/a	n/a
October 31, 2010	n/a	n/a
July 31, 2010	n/a	n/a

Fiscal Year Ending April 30, 2010
Quarter Ended	High $	Low $
April 30, 2010	n/a	n/a
January 31, 2010	n/a	n/a
October 31, 2009	n/a	n/a
July 31, 2009	n/a	n/a

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

Holders of Our Common Stock

As of April 30, 2011, we had 2,150,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

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

Results of Operations for the Years Ended April 30, 2011 and 2010 and for the period from inception (March 27, 2007) to April 30, 2011

We generated no revenue for the period from inception (March 27, 2007) to April 30, 2011. We are a development stage company and do not yet have any products to sell.

Our operating expenses for the year ended April 30, 2011 consisted entirely of professional fees in the amount of $19,814, while our operating expenses for the year ended April 30, 2010 also consisted of professional fees but in the amount of $18,744. Our operating expenses for the period from inception (March 27, 2008) through April 30, 2011 consisted entirely of professional fees in the amount of $104,081.

We had a net loss of $19,814 for the year ended April 30, 2011, compared with a net loss of $18,744 for the year ended April 30, 2010, and a net loss of $104,081 for the period from inception (March 27, 2007) to April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2011, we had total current assets of $0. Our total current liabilities as of April 30, 2011 were $61,081. Thus, we have a working capital deficit of $61,081 as of April 30, 2011.

Operating activities used $102,727 in cash for the period from inception (March 27, 2007) to April 30, 2011. Our net loss of $104,081 was the primary negative component of our operating cash flow, offset by $1,354 in accrued expenses. Cash flows provided by financing activities during the period from inception (March 27, 2007) to April 30, 2011 consisted of $102,727 as proceeds from the issuance of common stock in the amount of $43,000 and loans from our officer in the amount of $59,727.

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

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of April 30, 2011 and 2010
F-3	Statements of Operations for the Years Ended April 30, 2011 and April 30, 2010 and period from inception (March 27, 2007) to April 30, 2011
F-4	Statement of Stockholders’ Deficit for period from inception (March 27, 2007) to April 30, 2011
F-5	Statements of Cash Flows for the Years Ended April 30, 2011 and April 30, 2010 and period from inception (March 27, 2007) to April 30, 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Vortec Electronics, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Vortec Electronics, Inc. (the “Company”) as of April 30, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from March 27, 2007 (Date of Inception) through April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vortec Electronics, Inc. as of April 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from March 27, 2007 (Date of Inception) through April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 10, 2011

F-1

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2011 AND APRIL 30, 2010

	April 30, 2011	April 30, 2010
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$1,354	$2,089
Due to officer	59,727	39,178
Total liabilities	61,081	41,267

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(104,081)	(84,267)
Total stockholders’ deficit	(61,081)	(41,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

F-2

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE YEAR ENDED APRIL 30, 2011 AND 2010

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2011

	Year ended April 30, 2011	Year ended April 30, 2010	Period from March 27, 2007 (Inception) to April 30, 2011
REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	19,814	18,744	104,081

LOSS FROM OPERATIONS	(19,814)	(18,744)	(104,081)

PROVISION FOR INCOME TAX	0	0	0

NET LOSS	$(19,814)	$(18,744)	$(104,081)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

F-3

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2011

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$0	$43,000

Net loss for the period	—	—	—	(4,505)	(4,505)

Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495

Net loss for the year ended April 30, 2008	—	—	—	(51,518)	(51,518)

Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)

Net loss for the year ended April 30, 2009	—	—	—	(9,500)	(9,500)

Balance, April 30, 2009	2,150,000	2,150	40,850	(65,523)	(22,523)

Net loss for the year ended April 30, 2010	—	—	—	(18,744)	(18,744)

Balance, April 30, 2010	2,150,000	2,150	40,850	(84,267)	(41,267)
Net loss for the nine months ended April 30, 2011	—	—	—	(19,814)	(19,814)

Balance, April 30, 2011	2,150,000	$2,150	$40,850	$(104,081)	$(61,081)

See accompanying notes to financial statements.

F-4

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE YEAR ENDED APRIL 30, 2011 AND 2010

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2011

	Year ended April 30, 2011	Year ended April 30, 2010	Period from March 27, 2007 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,814)	$(18,744)	$(104,081)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(735)	2,089	1,354
Net Cash Used in Operating Activities	(20,549)	(16,655)	(102,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from officer	20,549	16,655	59,727
Proceeds from sales of common stock	0	0	43,000
Net Cash Provided by Financing Activities	20,594	16,655	102,727

NET DECREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

 See accompanying notes to financial statements.

F-5

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 audited financial statements. The results of operations for the period ended April 30, 2011 is not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents. At April 30, 2011 and April 30, 2010, the Company had $-0- of cash.

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

F-6

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

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

NOTE 2 – DUE TO OFFICER

The amount due to officer of $49,178 at April 30, 2011 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to April 30, 2011. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended April 30, 2011, Vortec has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $94,000 at April 30, 2011, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

April 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$32,000
Valuation allowance	(32,000)
Net deferred tax asset	$0

F-7

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 30, 2011 through August 10, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

F-8

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of April 30, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at April 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of April 30, 2011 and their present positions.

Name	Age	Position Held with the Company
Melissa Lopez Room 403 12-340 Mudan Rd., Pudong, Shanghai, China.	35	President, Chief Executive Officer, Chief Financial Officer, Treasurer, CTO and Director
Imelda Tin CMC Compound, Mercedez Ave, Brgy San Miguel, Pasig City 1600.	33	Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Code of Ethics

April 30, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended April 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Melissa Lopez, President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2011.

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

The table below summarizes all compensation of our directors as of April 30, 2011.

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

Stock Option Plans

We did not have a stock option plan in place as of April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of April 30, 2011, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of April 30, 2011.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$8,000	$0	$0	$0
2010	$8,000	$0	$0	$0

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
August 15, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Melissa Lopez
Melissa Lopez President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
August 15, 2011

By:	/s/ Imelda Tin
Imelda Tin, Director
August 15, 2011

