Form 10-Q
period 2013-01-31
Vortec Electronics, Inc.
filed 2013-02-13
CIK 1400728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of February 8, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2013 and April 30, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended January 31, 2013 and 2012 and period from March 27, 2007 (Inception) to January 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended January 31, 2013 and 2012 and period from March 27, 2007 (Inception) to January 31, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JANUARY 31, 2013 AND APRIL 30, 2012

	January 31, 2013	April 30, 2012
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$4,799	$4,799
Due to officer	82,757	77,257
Total liabilities	87,556	82,056

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(130,556)	(125,056)
Total stockholders’ deficit	(87,556)	(82,056)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JANUARY 31, 2013

	Three months ended January 31, 2013	Three months ended January 31, 2012	Nine months ended January 31, 2013	Nine months ended January 31, 2012	Period from March 27, 2007 (Inception) to January 31, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,000	2,000	5,500	6,000	130,556

LOSS FROM OPERATIONS	(2,000)	(2,000)	(5,500)	(6,000)	(130,556)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(5,500)	$(6,000)	$(130,556)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JANUARY 31, 2013

	Nine months ended January 31, 2013	Nine months ended January 31, 2012	Period from March 27, 2007 (Inception) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,500)	$(6,000)	$(130,556)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses			4,799
Net Cash Used in Operating Activities	(5,500)	(6,000)	(125,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from officer	5,500	6,000	82,757
Proceeds from sales of common stock	0	0	43,000
Net Cash Provided by Financing Activities	5,500	6,000	125,757

NET DECREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

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

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents. At January 31, 2013 and April 30, 2012, the Company had $-0- of cash.

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

JANUARY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the company’s attorneys as of January 31, 2013 and April 30, 2012.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $82,757 and $77,257 at January 31, 2013 and April 30, 2012, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and transfer agent for services rendered for periods ending on and prior to January 31, 2013. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 common shares authorized with a par value of $0.001 per share.

There were no shares of common stock issued during the six months ended January 31, 2013.

There were 2,150,000 shares of common stock issued and outstanding as of January 31, 2013.

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

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 6 – INCOME TAXES

For the nine months ended January 31, 2013 and 2012, Vortec has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $131,000 at January 31, 2013, and will begin to expire in the year 2027.

The provision for Federal income tax consists of the following for the nine months ended January 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$1,870	$2,040
Less: valuation allowance	(1,870)	(2,040)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$44,390	$42,520
Less: valuation allowance	(44,390)	(42,520)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $131,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Nine Months Ended January 31, 2013 and 2012 and Period from March 27, 2007 (Date of Inception) until January 31, 2013

We generated no revenue for the period from March 27, 2007 (Date of Inception) until January 31, 2013. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

Our operating expenses during the three months ended January 31, 2013 were $2,000, compared with $2,000 for the same period ended January 31, 2012. Our operating expenses during the nine months ended January 31, 2013 were $5,500, compared with $6,000 for the same period ended January 31, 2012. Our operating expenses from March 27, 2007 (Date of Inception) to January 31, 2013 were $130,556. For all periods mentioned, our operating expenses consisted of professional fees.

We, therefore, recorded a net loss of $2,000 for the three months ended January 31, 2013, compared with a net loss of $2,000 for the three months ended January 31, 2012. We recorded a net loss of $5,500 for the nine months ended January 31, 2013, compared with a net loss of $6,000 for the nine months ended January 31, 2012. We recorded a net loss of $130,556 for the period from March 27, 2007 (Date of Inception) until January 31, 2013.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2013, we had total current assets of $0. We had $87,556 in current liabilities as of January 31, 2013. Thus, we had a working capital deficit of $87,556 as of January 31, 2013.

Operating activities used $125,757 in cash for the period from March 27, 2007 (Date of Inception) until January 31, 2013. Our net loss of $130,556 offset by an increase of $4,799 in accrued expenses accounted for our negative operating cash flow. Financing Activities during the period from March 27, 2007 (Date of Inception) until January 31, 2013 generated $125,757 in cash during the period, represented by $43,000 received from the sale of common stock and $82,757 received from officer loans.

As of January 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Imelda Tin. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vortec Electronics, Inc.

Date:	February 13, 2013

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director

