Form 10-K
period 2013-04-30
Vortec Electronics, Inc.
filed 2013-07-26
CIK 1400728

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of July 23, 2013

PART I

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
6

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

Fiscal Year Ending April 30, 2013
Quarter Ended	High $	Low $
April 30, 2013	n/a	n/a
January 31, 2013	n/a	n/a
October 31, 2012	n/a	n/a
July 31, 2012	n/a	n/a

Fiscal Year Ending April 30, 2012
Quarter Ended	High $	Low $
April 30, 2012	n/a	n/a
January 31, 2012	n/a	n/a
October 31, 2011	n/a	n/a
July 31, 2011	n/a	n/a

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

Holders of Our Common Stock

As of April 30, 2013, we had 2,150,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

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

Results of Operations for the Years Ended April 30, 2013 and 2012 and for the period from inception (March 27, 2007) to April 30, 2013

We generated no revenue for the period from inception (March 27, 2007) to April 30, 2013. We are a development stage company and do not yet have any products to sell.

Our operating expenses for the year ended April 30, 2013 consisted entirely of professional fees in the amount of $19,760, while our operating expenses for the year ended April 30, 2012 also consisted of professional fees but in the amount of $20,975. Our operating expenses for the period from inception (March 27, 2008) through April 30, 2013 consisted entirely of professional fees in the amount of $144,816.

We had a net loss of $19,670 for the year ended April 30, 2013, compared with a net loss of $20,975 for the year ended April 30, 2012, and a net loss of $144,816 for the period from inception (March 27, 2007) to April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2013, we had total current assets of $0. Our total current liabilities as of April 30, 2013 were $101,816. Thus, we have a working capital deficit of $101,816 as of April 30, 2013.

Operating activities used $19,459 in cash for the year ended April 30, 2013. Our net loss of $19,760 was the primary negative component of our operating cash flow, offset by $301 in accrued expenses. Cash flows provided by financing activities for the year ended April 30, 2013 consisted of $19,459 as proceeds loans from our officer.

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

Off Balance Sheet Arrangements

As of April 30, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of April 30, 2013 and 2012
F-3	Statements of Operations for the Years Ended April 30, 2013 and April 30, 2012 and period from inception (March 27, 2007) to April 30, 2013
F-4	Statement of Stockholders’ Equity for period from inception (March 27, 2007) to April 30, 2013
F-5	Statements of Cash Flows for the Years Ended April 30, 2013 and April 30, 2012 and period from inception (March 27, 2007) to April 30, 2013
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Vortec Electronics, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Vortec Electronics, Inc. (the “Company”) as of April 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from March 27, 2007 (Date of Inception) through April 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vortec Electronics, Inc. as of April 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from March 27, 2007 (Date of Inception) through April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

July 26, 2013

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$5,100	$4,799
Due to officer	96,716	77,257
Total Liabilities	101,816	82,056

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(144,816)	(125,056)
Total Stockholders’ Deficit	(101,816)	(82,056)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2013

	Year ended April 30, 2013	Year ended April 30, 2012	Period from March 27, 2007 (Inception) to April 30, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	19,760	20,975	144,816

LOSS FROM OPERATIONS	(19,760)	(20,975)	(144,816)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(19,760)	$(20,975)	$(144,816)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2013

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$0	$43,000
Net loss for the period	—	—	—	(4,505)	(4,505)
Balance, April 30, 2007	2,150,000	2,150	40,850	(4,505)	38,495
Net loss for the year ended April 30, 2008	—	—	—	(51,518)	(51,518)
Balance, April 30, 2008	2,150,000	2,150	40,850	(56,023)	(13,023)
Net loss for the year ended April 30, 2009	—	—	—	(9,500)	(9,500)
Balance, April 30, 2009	2,150,000	2,150	40,850	(65,523)	(22,523)
Net loss for the year ended April 30, 2010	—	—	—	(18,744)	(18,744)
Balance, April 30, 2010	2,150,000	2,150	40,850	(84,267)	(41,267)
Net loss for the year ended April 30, 2011	—	—	—	(19,814)	(19,814)
Balance, April 30, 2011	2,150,000	2,150	40,850	(104,081)	(61,081)
Net loss for the year ended April 30, 2012	—	—	—	(20,975)	(20,975)
Balance, April 30, 2012	2,150,000	2,150	40,850	(125,056)	(82,056)
Net loss for the year ended April 30, 2013	—	—	—	(19,760)	(19,760)
Balance, April 30, 2013	2,150,000	$2,150	$40,850	$(144,816)	$(101,816)

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO APRIL 30, 2013

	Year ended April 30, 2013	Year ended April 30, 2012	Period from March 27, 2007 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,760)	$(20,975)	$(144,816)
Changes in assets and liabilities:
Increase in accrued expenses	301	3,445	5,100
Net Cash Used in Operating Activities	(19,459)	(17,530)	(139,716)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from officer	19,459	17,530	96,716
Proceeds from sales of common stock	0	0	43,000
Net Cash Provided by Financing Activities	19,459	17,530	139,716
NET INCREASE IN CASH	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents. At April 30, 2013 and 2012, the Company had $-0- of cash.

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

APRIL 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the company’s attorneys and outside independent auditors as of April 30, 2013 and 2012 for periods reported on in these financial statements.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $96,716 and $77,257 at April 30, 2013 and 2012, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and transfer agent for services rendered for periods ending on and prior to April 30, 2013. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 common shares authorized with a par value of $ 0.001 per share.

There were no shares of common stock issued during the year ended April 30, 2013.

There were 2,150,000 shares of common stock issued and outstanding as of April 30, 2013 and 2012.

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

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 6 – INCOME TAXES

For the years ended April 30, 2013 and 2012, Vortec has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $145,000 at April 30, 2013, and will begin to expire in the year 2027.

The provision for Federal income tax consists of the following for the years ended April 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$6,718	$7,132
Less: valuation allowance	(6,718)	(7,132)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$49,238	$42,520
Less: valuation allowance	(49,238)	(42,520)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $145,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our chief executive officer and principal financial officer concluded that as of April 30, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at April 30, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of April 30, 2013 and their present positions.

Name	Age	Position Held with the Company
Melissa Lopez Room 403 12-340 Mudan Rd., Pudong, Shanghai, China.	37	President, Chief Executive Officer, Chief Financial Officer, Treasurer, CTO and Director
Imelda Tin CMC Compound, Mercedez Ave, Brgy San Miguel, Pasig City 1600.	35	Secretary and Director

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

Imelda Tin. Imelda Tin has been our Director since our inception. She was appointed as our Secretary on July 17, 2012. Since 2001, Miss Tin has been a corporate associate engineer of Thomson Corp. Miss Tin has an MS from De La Salle University and a BS from Philippine School of Business Administration (PSBA-Manila).

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

Code of Ethics

As of April 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended April 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Melissa Lopez, President, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Imelda Tin Secretary and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Melissa Lopez, President, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer) and Director	-	-	-	-	-	-	-	-	-
Imelda Tin Secretary and Director	-	-	-	-	-	-	-	-	-
16

Compensation of Directors

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 3, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of July 3, 2013.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$8,550	$0	$0	$0
2012	$10,000	$0	$0	$0
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
Melissa Lopez President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Melissa Lopez
Melissa Lopez President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 26, 2013

By:	/s/ Imelda Tin
Imelda Tin Secretary and Director
July 26, 2013

