Form 10-Q
period 2013-07-31
Vortec Electronics, Inc.
filed 2013-09-16
CIK 1400728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of September 3, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2013 and April 30, 2013 (unaudited);
F-2	Statements of Operations for the three months ended July 31, 2013 and 2012 and period from March 27, 2007 (Inception) to July 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended July 31, 2013 and 2012 and period from March 27, 2007 (Inception) to July 31, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

 VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JULY 31, 2013 AND APRIL 30, 2013

	July 31, 2013	April 30, 2013
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$5,100	$5,100
Due to officer	98,716	96,716
Total Liabilities	103,816	101,816

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(146,816)	(144,816)
Total Stockholders’ Deficit	(103,816)	(101,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JULY 31, 2013

	Three months ended July 31, 2013	Three months ended July 31, 2012	Period from March 27, 2007 (Inception) to July 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,000	1,500	146,816

LOSS FROM OPERATIONS	(2,000)	(1,500)	(146,816)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(2,000)	$(1,500)	$(146,816)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 27, 2007 (INCEPTION) TO JULY 31, 2013

	Three months ended July 31, 2013	Three months ended July 31, 2012	Period from March 27, 2007 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,000)	$(1,500)	$(146,816)
Changes in assets and liabilities:
Increase in accrued expenses			5,100
Net Cash Used in Operating Activities	(2,000)	(1,500)	(141,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from officer	2,000	1,500	98,716
Proceeds from sales of common stock	0	0	43,000
Net Cash Provided by Financing Activities	2,000	1,500	141,716

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

Cash and Cash Equivalents

Vortec considers all highly liquid investments with maturities of three months or less to be cash equivalents. At July 31, 2013 and April 30, 2013, the Company had $-0- of cash.

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

JULY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the company’s attorneys and outside independent auditors as of July 31, 2013 and April 30, 2013 for periods reported on in these financial statements.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $98,716 and $96,716 at July 31, 2013 and April 30, 2013, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and transfer agent for services rendered for periods ending on and prior to July 31, 2013. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 common shares authorized with a par value of $ 0.001 per share.

There were no shares of common stock issued during the three months ended July 31, 2013.

There were 2,150,000 shares of common stock issued and outstanding as of July 31, 2013 and April 30, 2013.

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

VORTEC ELECTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 6 – INCOME TAXES

For the years ended April 30, 2013 and 2012, Vortec has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $147,000 at July 31, 2013, and will begin to expire in the year 2027.

The provision for Federal income tax consists of the following for the three months years ended July 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$680	$510
Less: valuation allowance	(680)	(510)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$49,918	$49,238
Less: valuation allowance	(49,918)	(49,238)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $147,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months Ended July 31, 2013 and 2012 and Period from March 27, 2007 (Date of Inception) until July 31, 2013

We generated no revenue for the period from March 27, 2007 (Date of Inception) until July 31, 2013. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our Product.

Our operating expenses during the three months ended July 31, 2013 were $2,000, compared with $1,500 for the same period ended July 31, 2012. Our operating expenses from March 27, 2007 (Date of Inception) to July 31, 2013 were $146,816. For all periods mentioned, our operating expenses consisted of professional fees.

We, therefore, recorded a net loss of $2,000 for the three months ended July 31, 2013, compared with a net loss of $1,500 for the three months ended July 31, 2012.. We recorded a net loss of $146,816 for the period from March 27, 2007 (Date of Inception) until July 31, 2013.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2013, we had total current assets of $0. We had 103,816 in current liabilities as of July 31, 2013. Thus, we had a working capital deficit of $103,816 as of July 31, 2013.

Operating activities used $141,716 in cash for the period from March 27, 2007 (Date of Inception) until July 31, 2013. Our net loss of $146,816, offset by $5,100 in accrued expenses accounted for our negative operating cash flow. Financing Activities during the period from March 27, 2007 (Date of Inception) until July 31, 2013 generated $141,716 in cash during the period, represented by $43,000 received from the sale of common stock and $98,716 received from officer loans.

As of July 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

5

Off Balance Sheet Arrangements

As of July 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Melissa Lopez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

None

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

Vortec Electronics, Inc.

Date:	September 16, 2013

By: /s/ Melissa Lopez Melissa Lopez Title: Chief Executive Officer and Director

8