Form 10-Q
period 2014-01-31
Well Power, Inc.
filed 2014-03-24
CIK 1400728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-53985

Well Power, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	61-1728870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11111 Katy Freeway - Suite # 910 Houston, Texas 77079
(Address of principal executive offices)

(713) 973-5738
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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 107,931,034 common shares as of March 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2014 and April 30, 2013 (unaudited);
F-2	Statements of Operations for the three and nine months ended January 31, 2014 and 2013 and for the period from March 27, 2007 (Inception) to January 31, 2014 (unaudited);
F-3	Statements of Cash Flows for the nine months ended January 31, 2014 and 2013 and for the period from March 27, 2007 (Inception) to January 31, 2014 (unaudited); and
F-4	Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

(A Development Stage Company)

Balance Sheets

(Unaudited)

	January 31,	April 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$20,530	$—
Prepaid expenses	10,000	—
Total Current Assets	30,530
Intangible Assets	400,000	—
Total Assets	$430,530	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$427,727	$5,100
Short-term loan payable	35,000	—
Due to related parties	101,439	96,716
Total Liabilities	564,166	101,816
Contingencies and Commitments
Stockholders’ Deficit
Common stock, 4,500,000,000 shares authorized, $0.001 par value; 107,500,000 shares issued and outstanding	107,500	107,500
Additional paid-in capital	(64,500)	(64,500)
Stock payable	5,838	—
Deficit accumulated during the development stage	(182,474)	(144,816)
Total Stockholders’ Deficit	(133,636)	(101,816)
Total Liabilities And Stockholders’ Deficit	$430,530	$—

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

(A Development Stage Company)

Statements Of Operations

(Unaudited)

					For the
	For the	For the	For the	For the	Period From
	Three Months	Three Months	Nine Months	Nine Months	March 27, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Operating Expenses
General and administrative	$567	$—	$567	$—	$567
Transfer agent and filing fees	6,722	—	6,722	—	6,722
Foreign exchange gain	(17)	—	(17)	—	(17)
Consulting fees	8,838	—	8,838	—	8,838
Professional fees	17,182	2,000	21,182	5,500	165,998
Total Operating Expenses	(33,292)	(2,000)	(37,292)	(5,500)	(182,108)
Other Expense	—	—	—	—	—
Interest expense	(366)	—	(366)	—	(366)
Net Loss	$(33,658)	$(2,000)	$(37,658)	$(5,500)	$(182,474)
Net Loss Per Common Share – Basic And Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding – Basic And Diluted	107,500,000	107,500,000	107,500,000	107,500,000

The accompanying notes are an integral part of these unaudited financial statements.

 Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

(A Development Stage Company)

Statements Of Cash Flows

(Unaudited)

			For the
	For the	For the	Period From
	Nine Months	Nine Months	March 27, 2007
	Ended	Ended	(Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014
Cash Flows From Operating Activities
Net loss	$(37,658)	$(5,500)	$(182,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock payable for consulting services	5,838	—	5,838
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	—	(10,000)
Accounts payable and accrued liabilities	22,627	—	27,727
Net Cash Used in Operating Activities	(19,193)	(5,500)	(158,909)
Cash Flows From Financing Activities
Loans received from officer	4,723	5,500	101,439
Proceeds from issuances of common stock	—	—	43,000
Advances received	35,000	—	35,000
Net Cash Provided by Financing Activities	39,723	5,500	179,439
Net Increase In Cash	20,530	—	20,530
Cash - Beginning of Period	—	—	—
Cash - End of Period	$20,530	$—	$20,530
Supplementary Cash Flows Information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-cash Investing and Financing Activities:
Purchase of license with payables	$400,000	$—	$400,000

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

(A Development Stage Compnay)

Notes To The Financial Statements

For the Nine Months Ended

January 31, 2014

(Unaudited)

1. Nature of Business and Continuance of Operations

Well Power, Inc. (the “Company”) (formerly Vortec Electronics, Inc.) is a development stage company and was incorporated in Nevada on March 27, 2007. On December 10, 2013, the Company effected a merger with its wholly-owned subsidiary, Well Power, Inc. As part of the merger, the Company authorized a name change to Well Power, Inc. On January 22, 2014, the Company entered into an Exclusive License and Distribution Agreement to distribute mobile and scalable Wellhead Micro-Refinery Units (MRU’s). Upon entering into the agreement, the Company’s business is the sales and distribution of MRU’s in the state of Texas.

The Company has incurred losses since inception, has negative working capital, and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is April 30.

Interim Financial Statements

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

(A Development Stage Compnay)

Notes To The Financial Statements

For the Nine Months Ended

January 31, 2014

(Unaudited)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Intangible Assets

Intangible assets include all costs incurred to acquire a licensing and distribution agreement. Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful life of 5 years. Management conducts an annual assessment of the residual balances, useful lives and depreciation methods used. Changes arising from the assessment are applied by the Company prospectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Foreign Currency Translation

The Company’s planned operations will be in the United States, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

The expense for equity awards vested during the reporting period is in accordance with ASC Topic 718 and based upon the grant date fair value of the award. The expense is recognized over the applicable vesting period of the stock award using the straight-line method.

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2014, the Company has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Event

The Company has evaluated all transactions from January 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

(A Development Stage Compnay)

Notes To The Financial Statements

For the Nine Months Ended

January 31, 2014

(Unaudited)

3. Intangible Asset

On January 22, 2014, the Company entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with ME Resources Corp (“MEC”), a Canadian publicly listed company. The President of the Company is related to a director of MEC. Under the License Agreement, MEC appointed the Company as its exclusive distributor of Wellhead Micro-Refinery Units (“MRUs”) for the initial state of Texas. The License Agreement is for 5 years from the date of execution, but can be extended for two successive periods of an additional 5 years each.

Pursuant to the License Agreement, the Company agreed to pay consideration of $400,000, payable in two instalments. $100,000 is to be paid within 30 days and the balance of $300,000 is to be paid within 90 days. At January 31, 2014, the Company recorded the costs of acquiring the license as an intangible asset, and the $400,000 is included in accounts payable and accrued liabilities. The Company has made the initial $100,000 payment.

4. Short-Term Loan

On December 18, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $35,000. The loan is unsecured, bears interest at 11% per annum and is payable on April 30, 2014. As at January 31, 2014, the note holder has provided the full $35,000 to the Company, and interest of $366 has been accrued.

5. Due To Related Parties

a)	The amount due to related parties of $101,439 and $96,716 at January 31, 2014 and April 30, 2013, respectively, consists of amounts owed to officers and shareholders of the Company for amounts advanced to pay for professional services provided by the Company’s outside service providers for services rendered for periods ending on and prior to January 31, 2014. The amount is unsecured, non-interest bearing and due on demand.
b)	On January 22, 2014, the Company entered into a License Agreement with ME Resources Corp (Note 3). The President of the Company is related to a director of MEC.

6. Common Stock

The Company’s authorized capital consisted of 4,500,000,000 shares of common stock with a par value of $0.001 per share.

There were 107,500,000 shares of common stock issued and outstanding as of January 31, 2013 and April 30, 2013.

On December 10, 2013, the Company approved an increase to the number of authorized shares, par value $0.001, from 90,000,000 shares to 4,500,000,000 shares. Correspondingly, the Company approved a forward split of 50:1 for which each shareholder was issued 50 new common shares in exchange for each 1 old common share outstanding. Prior to approval of the forward split, the Company had a total of 2,150,000 issued and outstanding common shares. Effective December 10, 2013, the Company has a total of 107,500,000 issued and outstanding common shares.

During the nine months ended January 31, 2014, the Company entered into the consulting agreement described in Note 7. At January 31, 2014, the Company is obligated to issue 24,325 common shares with a fair value of $5,838, which has been recorded as stock payable.

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

(A Development Stage Compnay)

Notes To The Financial Statements

For the Nine Months Ended

January 31, 2014

(Unaudited)

7. Commitments And Contingencies

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

a)	On January 10, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for $6,000 per month. The consulting fee is payable as follows:

i.	$3,000 per month settled in shares at the end of the term of the contract. The number of shares issuable is equal to $3,000 divided by the average of the 3 lowest trading prices in the last 10 days of each month.

ii.	$3,000 per month payable in cash at the end of each month.

 As of January 31, 2014, no shares had been issued.

b)	On January 28, 2014, the Company entered into an investor relations agreement pursuant to which the Company will make payments totaling $25,000 payable as follows:
	i.	1st payment: $10,000 due immediately (paid);
	ii.	2nd payment: $5,000 due March 1, 2014;
	iii.	3rd payment: $5,000 due April 1, 2014;
	iv.	4th payment: $5,000 due May 1, 2014.

8. Subsequent Events

a)	On March 10, 2014, the Company completed a private placement of 431,034 units for cash proceeds of $250,000. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable for a period of two years at $0.90 per share.
b)	On March 14, 2014, the Company entered into a consulting agreement with the President of the Company for consulting services to be provided over a one-year term in consideration for CDN $1,000 per month for the first month, and CDN $3,000 per month for the following eleven months. The Company will also pay an initial signing bonus of $10,000. In addition, the president will be granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share.
c)	On March 14, 2014, the Company entered into a new consulting agreement with the CEO of the Company for consulting services to be provided over a one-year term in consideration for CDN $3,000 per month. The Company will also pay an initial signing bonus of $10,000. In addition, the CEO will be granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share.

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

Company Overview

We have acquired an exclusive license from ME Resource Corp. (“MEC”), a Canadian publicly listed company that is creating mobile and scalable Wellhead Micro-Refinery Units (MRUs) deployable close to the wellhead to process raw natural gas into liquid fuels and clean power. As a result of the license with MEC, we are now in the business of distributing MRUs in the State of Texas and from there into other geographical areas.

The product is still under development, which is ongoing, and the first MRU is expected to occur within a year. As such, we will not be able to realize any revenue from the sale of MRUs until the development has completed and a commercialized product is ready for launch.

Our plan is to assist the development of the MRUs and distribute them in our licensed territory. We hope to provide oil and gas producers and operators in the State of Texas a solution to process otherwise wasted natural gas, including stranded, shut-in, flared and vented gas and produce valued end-products including engineered fuel (diesel, diluents, synthetic crude) and electrical power. The MRU is a novel method and apparatus, for producing chemicals, heat, energy and water from a methane-containing gas. The innovative method and apparatus makes use of heterogeneous catalysis in a single-vessel, beginning with the partial oxidation of methane to produce synthesis gas followed by a Fischer-Tropsch reaction to produce chemicals and other end products with no excess hydrogen.

Under our license agreement, we agreed to pay MEC $400,000 for our exclusive license, which money will go toward the unit cost of an MRU at $800,000 or, alternatively, a revenue sharing arrangement where MEC leases the MRU at 50% unit cost and shares in 50% of the net revenue generated. In either event, this money will be applied to the technical and engineering development of the first demonstration MRU in the territory and may be used to develop catalyst for specific engineered fuels.

The payment to MEC is due in two installments: i) $100,000 within thirty (30) days of January 29, 2014; and ii) balance of $300,000 within ninety (90) days of January 29, 2014. We made the initial $100,000 payment, but will have to continue to raise money to make the other installments.

4

Results of Operations for the Three and Nine Months Ended January 31, 2014 and 2013 and for the Period from March 27, 2007 (Inception) until January 31, 2014

We generated no revenue for the period from March 27, 2007 (Inception) until January 31, 2014. We are a development stage company and do not anticipate earnings revenues until we are able to distribute the MRUs under our license with MEC.

Our operating expenses during the three months ended January 31, 2014 were $33,292, compared with $2,000 for the same period ended January 31, 2013. Our operating expenses during the nine months ended January 31, 2014 were $37,292, compared with $5,500 for the same period ended January 31, 2013. Our operating expenses for the period from March 27, 2007 (Inception) to January 31, 2014 were $182,108. For 2014, our operating expenses consisted largely of consulting and professional fees whereas in 2013 operating expenses consisted solely of professional fees.

We, therefore, recorded a net loss of $33,658 for the three months ended January 31, 2014, compared with a net loss of $2,000 for the three months ended January 31, 2013. We had a net loss of $37,658 for the nine months ended January 31, 2014, compared with a net loss of $5,500 for the three months ended January 31, 2013. We recorded a net loss of $182,474 for the period from March 27, 2007 (Inception) through January 31, 2014.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of the MRUs, general and administrative expenses and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2014, we had total current assets of $30,530. We had $564,166 in current liabilities as of January 31, 2014. Thus, we had a working capital deficit of $533,636 as of January 31, 2014.

Operating activities used $19,193 in cash for the nine months ended January 31, 2014. Our net loss of $37,658 and prepaid expenses of $10,000, offset mainly by accounts payable and accrued liabilities of $22,627 accounted for our negative operating cash flow. Financing Activities for the nine months ended January 31, 2014 generated $39,723 in cash during the period, represented by $35,000 in advances $4,723 received from officer loans.

On December 18, 2013, we entered into a loan agreement in which the note holder agreed to provide a loan to us in the principal amount of up to $35,000. The loan is unsecured, bears interest at 11% per annum and is payable on April 30, 2014. As at January 31, 2014, the note holder has provided the full $35,000 to us.

On March 10, 2014, we completed a private placement of 431,034 units for cash proceeds of $250,000. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable for a period of two years at $0.90 per share.

As of January 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2014, there were no off balance sheet arrangements.

5

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Cristian Neagoe, and our Chief Financial Officer, Dan Patience. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2014, we issued 431,034 units to an accredited investor where each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants are exercisable for a period of two years at $0.90 per share. We relied on the exemption found in Regulation S in the offer and sale of the units.

On March 14, 2014, we granted options to our management as provided in their Consulting Agreements under the Plan. Mr. Neagoe was awarded an option to purchase 2,000,000 shares of our common stock and Mr. Patience was also awarded an option to purchase 2,000,000 shares of our common stock. The options are exercisable at $0.70 per share.

During the nine months ended January 31, 2014, we entered into a consulting agreement with a consultant. At January 31, 2014, we are obligated to issue 24,325 common shares with a fair value of $5,838.

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

Well Power, Inc.

Date:	March 24, 2014

By: /s/ Cristian Neagoe Cristian Neagoe Title: Chief Executive Officer and Director

8