Form 10-K
period 2014-04-30
Well Power, Inc.
filed 2014-08-13
CIK 1400728

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53985

Well Power, Inc.
(Exact name of registrant as specified in its charter)

Nevada	61-1728870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11111 Katy Freeway - Suite # 910 Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (713) 973-5738

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 107,500,000 shares of common stock as of August, 2014

1

PART I

Item 1. Business

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

The product is still under development, which is ongoing, and the first MRU is expected to occur within a year. Discussions are ongoing to raise capital to begin construction of a commercial unit. There is no assurance that we will be able to raise the capital needed to develop the first MRU. Our expectation is that we will obtain financing, chose a site for the MRU, and begin construction of the unit in the third quarter. As such, we will not be able to realize any revenue from the sale of MRUs until the development has completed and a commercialized product is ready for launch.

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

The payment to MEC is due in two installments: i) $100,000 within thirty (30) days of January 29, 2014; and ii) balance of $300,000 within ninety (90) days of January 29, 2014. We have made total payments of $300,000, which results in a balance of $100,000 remaining. We will have to continue to raise money to make the remaining payment amount. Although we are outside of the contract terms, we have a good working relationship with MEC and hope to make the payment in the near future. If we are unable to, we will lose our contract and we would lose this business opportunity.

The Technology

An MRU is an assembly of proven commercial technologies with a proprietary micro synthesizing system as the key technology component. With the addition of catalytic reactors and power generation components, various liquid and power outputs can be achieved. Our goal is to provide an economically viable solution to develop wasted gas opportunities in the oil and gas sector into revenue streams with minimal capital expenditure. We hope to be able to provide a novel and economically viable solution to utilize wasted natural gas resources for remote power and fuel generation while reducing greenhouse gas emissions.

MEC and our company, along with those involved in the manufacturing process, are currently working to develop a finished MRU product. The product is still in development, which is ongoing, and a finished MRU is expected to occur within a year. As such, we will not be able to realize any revenue from the sale of MRUs until the development has completed and a commercialized product is ready for launch.

The objective is to produce green fuel from associated natural gas and thereby reduce emissions due to flaring and venting. The methane is first converted to CO and hydrogen (syngas), followed by Fischer-Tropsch in order to produce green fuel. Power is produced from heat generated by endothermic catalytic reactions and combustion of unreacted light hydrocarbons and C02. The final unit will be mobile, modular and economically feasible.

A MRU will convert associated gas into the following valued end products while reducing flared gas.

1)	Engineered Fuels: Light Synthetic Crude that can be used for blends or even fuels as high as $200/bbl. Each 100 mcf of natural gas will produce up to 10 barrels/day of Engineered Fuels.

2)	Power: To provide up to 70 kW of continuous Power for use near the wellhead.

3)	Flaring Reduction: Each MRU will have the ability to reduce up to 1224 tonnes CO2 per year.

4)	Usable Water: Each MRU will produce 80 barrels/day of water that could be used for fracking or EOR.

3

•	Natural gas and oil separator

Natural gas is recovered from petroleum fluids (+ water, +impurities) in the first separator. The condensable are returned to the pipeline. The separator contains a high efficiency mist eliminator to remove carry over water particles.

•	Gas treatment column

Sulphurous compounds (H2S, COS, CS2, etc.), acids and other impurities are then removed in a gas treatment column.

•	Gas compressor

The conditioned gas is compressed to approximately 20 bar in a gas compressor.

•	Air Compressor

Air is also compressed to reaction pressure (of about 20 bar) in a second larger compressor.

•	Reaction vessel

The natural gas and air are fed to the bottom of the syngas production vessel. The reaction is exothermic and controlled solely by the partial pressures of the reaction gases. The gases pass through the syngas production fluidized bed where they contact the FT catalyst and react. The temperature is controlled at around 250oC with a set of cooling coils installed in the reactor. The gases pass through the bed and into the freeboard. The gas velocity is sufficiently low so as to minimize the entrainment of catalyst powder to the filters. There is a provision to periodically blow back the filters as the pressure drop increases. The blow back sequence is timed in such a way as not to disrupt production.

•	The first waste heat boiler

The gas stream exits the reactor and is further cooled with water coming from air cooler in a waste heat boiler. The gas temperature drop in the waste heat boiler is about 100ºC. The produced steam is fed to steam turbine for power generation.

•	Condenser

The exit gas stream from the first waste heat boiler is cooled to 60ºC in the condenser.

•	Three phase separator

The mixture is then separated into three phases. The gas phase goes to a post treatment reactor to combust CO and other light hydrocarbons. The dense aqueous phase is either fed back to the reactor to help control the temperature (as well as the reaction kinetics) or it is fed to the post treatment reactor to control the temperature rise. The organic phase (+ some water) is fed to the pipeline or a storage tank, or separated to produce drop in diesel.

•	Post treatment unit

The gas phase coming from three phase separator contains light hydrocarbons and CO which are combusted to produce hot gas for steam generation in the second waste heat boiler.

•	Gas expander

The hot exit gas from the second waste heat boiler is fed to a gas expander to produce power for the gas compressors.

•	Steam Turbine

The steam turbine is used to generate power for gas compression resulting from steam generated in the cooling coils in the fluidized bed reactor and waste heat boilers.

•	Cooler

The low pressure steam exit from steam turbine goes to a cooler to produce water for cooling coils and waste heat boilers.

Below is a schematic of the MRU and the beneficial by products it creates.

Product Development and Manufacturing

Under the License Agreement, we will pay MEC $400,000 for its exclusive License, which money will go toward the Unit Cost of an MRU at $800,000 or, alternatively, a revenue sharing arrangement where MEC leases the MRU at 50% Unit Cost and shares in 50% of the net revenue generated. In either event, this money will be applied to the technical and engineering development of the first demonstration MRU in the territory and may be used to develop catalyst for specific engineered fuels.

MEC has contracted to use a production facility in Alberta that will facilitate the mass fabrication of the MRUs.

MEC has formed a joint venture company with ABS Electric Group Ltd. of Alberta (“ABS”). ABS is a fully integrated power generation and electrical company in the Alberta oil and gas industry, which maintains and constructs electrical and power systems from millivolt to high voltage applications. ABS has 12 years of experience within the Alberta oil patch, employs 80 people with over 40 field-service vehicles and a 40,000 square foot fabrication and manufacturing facility. www.abselectric.com

The joint venture company is Waste Stream Energy Corp. (“WSE”), which has been granted a license (the “WSE License”) for MEC’s MRU for the territory of Canada. As per the terms of the joint venture and the WSE License, WSE will facilitate the commercialization and manufacturing of the MRUs. ABS will make available a dedicated staff, its full service and maintenance field teams, fabrication facilities and in-kind contributions to the joint venture to further this development. ABS ‘s existing clientele, which include Kinder Morgan, Pennwest and SNC Lavalin, as well as their valuable relationships with individual site operation managers, can be leveraged to assist in the development, commercialization and the eventual operation of the MRUs.

Research & Development Project Development Plan

Our company, in conjunction with MEC and their respective partners, has established a detailed timeline for the development and deployment of the Licensed technology. Below are the timelines up to the commercialization of the technology. Units will be deployable during Phase I and will be optimized with the research and development and catalyst optimization carried out at Ecole Polytechnique de Montreal. Construction and manufacturing partners, ABS Electric Group Inc and Waste Stream Energy, both in Alberta, will construct the units concurrently with the research program at Ecole Polytechnique.

Project Lead

Dr. Gregory Patience, Director, project oversight, Specialist in Catalytic Reactors. Professor at École Polytechnique de Montréal, PQ in the Department of Chemical Engineering. At École Polytechnique de Montréal Dr. Patience established a laboratory on heterogeneous catalysis and fluidization. His research interests include catalysis, gas-solids fluidization, reactor design and scale-up, circulating and turbulent fluidized beds and process design. Dr. Patience has extensive experience acting as a consultant to industry, specializing in new technology development, commercialization, process economics and catalysis.

Lab Scale and Bench Scale Proof-of-Concept Demo	Completed by École Polytechnique de Montréal. This phase reviewed and engineered the novel MRU technology at a lab and bench scale and allowed for preliminary patent applications for certain processes and integrations.

2014 Timeline

Pilot Demonstration	This step includes the design and construction of our unit, engineering process design and mass catalyst production.
Phase IA
Objective and Milestones	Optimization of baseline to optimization.
Catalyst optimization to increase conversion efficiency for both syngas and output conversion.
• Bulk catalyst, compressor/methane gas/lab supplies • Lab Monitoring • Bench scale reactor to test stability • Separation Engineering, HAZOP and Safety • EPDM Indirect Cost and Administration

Catalyst Development and Catalytic Conversion

2015 Timeline

Phase IB: Optimization Phase

Objective and Milestones	Ensure safe and unmanned operation completed

Includes Hazard and Operability Study (HAZOP), examination of process/operations to identify and evaluate risks, stability testing, instrumentation, including SCADIA, and Programmable Logic Controller modifications for the pilot unit, stress tests and operations manual creation, as well as study of economic and environmental benefits.

• Container Upgrades +Storage Tanks • On Site monitoring 120 days + Site Prep and Deployment • Trailer, Container, Misc Tools • Engineering, HAZOP and Safety, Monitoring

Safety and Testing

ABS Electric Group Inc, Full staffing dedication

Our company and MEC have partnered with ABS Electric, a fully integrated electrical company located in Calgary, Alberta.

Barriers to Entry

There are possible barriers to broad use of MRUs.

1) Economic Barriers such as:

  Economic Feasibility of the Capital Expenditure Per Unit: Each MRUs currently has to be custom built as a solution to the processing raw natural gas. As the Licensor develops the manufacturing process and increases the production volumes, the cost to fabricate each MRUs, and therefore capital expenditure will be reduced through economies of scale.
  Value of the Energy Outputs: The economic viability of the technology is correlated to the revenue from green fuel and the generated power.

Technical Barriers:

  Capacities of Feedstock: The current “sweet spot” for MRUs is between 75 and 250 Mcf/d per unit. The feedstock must be consistent.

  Continuous Source of Gas Stream: The feedstock flow must be a steady stream since the steam reformer cannot be turned off and on immediately. Although the ideal solution maybe temporary storage tanks, this solution may not be feasible in circumstances such as the flaring of test gas wells or emergency release of gas at gas plants.

Intellectual Property Protection against Competition:

•	The MRU technology is patented protected.

•	Certain items of the design such as the catalyst composition will be kept a trade secret and will be very difficult to reproduce.

Flaring Regulations

Flaring in Texas is regulated by the Rail Road Commission of Texas. The link to the Regulations of Flaring by the Rail Road Commission of Texas can be found at http://www.rrc.state.tx.us/about/faqs/flaringfaq.php and some of the answers to the frequently asked questions on the Flaring Regulations from the Rail Road Commission of Texas are as follows:

1. Why does RRC allow flaring?

The Commission’s Statewide Rule 32 allows an operator to flare gas while drilling a well and for up to 10 days after a well’s completion for operators to conduct well potential testing. The majority of flaring permit requests received by the Commission are for flaring casinghead gas from oil wells. Permits to flare from gas wells are not typically issued as natural gas is the main product of a gas well.

Flaring of casinghead gas for extended periods of time may be necessary if the well is drilled in areas new to exploration. In new areas of exploration, pipeline connections are not typically constructed until after a well is completed and a determination is made about the well's productive capability. Other reasons for flaring include: gas plant shutdowns; repairing a compressor or gas line or well; or other maintenance. In existing production areas, flaring also may be necessary because existing pipelines may have no more capacity. Commission staff issue flare permits for 45 days at a time, for a maximum limit of 180 days.

See specifics on Statewide Rule 32 at the following link under §3.32 (Gas Well Gas and Casinghead Gas Shall Be Utilized for Legal Purposes):

http://info.sos.state.tx.us/pls/pub/readtac$ext.ViewTAC?tac_view=4&ti=16&pt=1&ch=3&rl=Y

2. Why does RRC grant extensions to flaring permits?

If operators want to pursue an additional 45 days past the initial 45-day flare permit time period, they must provide documentation that progress has been made toward establishing the necessary infrastructure to produce gas rather than flare it. A copy of the Statewide Rule 32 Exception Data Sheet can be found online at:
http://www.rrc.state.tx.us/forms/forms/og/pdf/swr32datasht.pdf

The most common reason for granting an extension to an initial flaring permit is the operator is waiting for pipeline construction scheduled to be completed by a specified date. Other reasons for granting an extension include operators needing additional time for well cleanup and pending negotiations with landowners.

3. Does the Commission allow long-term flaring?

The majority of flaring permit requests that the Commission receives are for flaring cashinghead gas from oil wells. The Commission does not issue long-term permits for flaring from natural gas wells as natural gas is the main product of a gas well. Both oil and gas wells are allowed under Commission rules to flare during the drilling phase and for up to 10 days after a well’s completion for well potential testing. Rare exceptions for long-term flaring may be made in cases where the well or compressor are in need of repair.

4. Does the Commission track how much has been flared?

Operators are required to report to the Commission volumes of gas flared on their monthly Production Report form (PR form). The PR forms include actual, metered volumes of both gas well gas and casinghead gas reported by operators at the lease level.

5. How many flaring permits have been issued in Texas?

Total flaring permits approved statewide by the Commission for the past four fiscal years is as follows:

2013	3,012
2012	1,963
2011	651
2010	306
2009	158
2008	107

To put these numbers in context, Texas currently has more than 144,000 active oil wells, so flaring involves just a small fraction of the state’s oil wells.

6. What percentage of total gas is reported flared?

Of the total amount of gas reported to the Commission, approximately 0.4 percent is flared/vented gas. The chart below reflects the percentage of total gas flared/vented.

7. What is the average permitted flare volume?

The chart below reflects the average permitted flare volume by year.

8. How does RRC regulate flaring?

The Commission requires operators to obtain a permit to flare for most short-term requests and in every instance where the request is for an extended time period. Our trained staff works closely with operators to ensure compliance with Commission rules. RRC District Offices have inspectors available to witness operations, conduct inspections, provide information about permitting requirements, and ensure compliance with permits issued by the Commission.

Marketing and Customers

We can apply the technology to associated gas. Stranded gas is found in natural gas resources around the world where there is no gas processing or infrastructure available. Since infrastructure is permanent and requires a huge amount capital expenditure in investment, these stranded gas deposits are too small for conventional development but ideal for MRUs.

Stranded Gas is gas that has been discovered, but remains unusable for either physical or economic reasons.  This phenomenon typically occurs when smaller reserves of gas are found, or the reserves are far from land.  As gas pipeline infrastructure is expensive, small or distant quantities of gas often do not financially justify the building of a pipeline.

Associated Gas is gas that is found together with oil.  While oil is easy to transport due to its liquid composition, the associated gas typically does not warrant the investment of pipeline infrastructure.  Associated gas is typically flared, at great expense to the owner, as well as the environment.  Associated gas may also be re-injected to the well.  Either way, a valuable resource is not being properly utilized.

Approximately 40% of the world's natural gas reserves are classified as stranded gas.  It is estimated that there are currently 3,000 trillion cubic feet of stranded natural gas across the globe.  The amount of energy that could be provided to the world with this quantity of natural gas is equivalent to the energy represented by the oil reserves of Saudi Arabia.  Stranded gas therefore represents billions of dollars in unutilized assets.

Our Licensed technology can be applied to various projects within the Texas resource extraction industry. Possible applications include: new well sites where flaring reduction and power are required; flaring sites where heavy oil is produced and diluent is necessary; flaring sites that require drop diesel where we can separate drop in diesel from Green Fuel and have residual hydrocarbons continue down the pipeline; units that operate with high levels of H2S and other various condensates; and coal bed methane sites.

We have partnered with MEC to deploy MRUs in Texas. The License Agreement is limited to only oil and gas producers, operators and service providers. Therefore, our marketing efforts will be to target:

  Oil Producers that are currently trying to economically reduce the amount of flared gas and require power and engineered fuels for remote oil production.
  Oil and Gas Service Providers which currently could use MRUs as an extension of their existing services to oil and gas producers.
  Concession Holders with Natural Gas Resources deemed to be undervalued for current production.

Competition

We believe we offer a unique product with little direct competition in terms of the MRU’s scale and size (processing between 75Mcf-250Mcf, and more when put in parallel, and producing 10bbl/day in Engineered FuelsTM and power), its transportability and mobility, its modular design, and most significantly its price, with initial payback estimates of 3 years. Other companies are developing small scale gas-to-liquid (GTL) solutions which are essential small scale gas processing plants producing 1000s bbl/day. We also have a technical advantage, as our patent pending technology is novel in its design, maintenance, cost and price. Below are companies engaged in small scale GTL technologies.

Competition	Competitive Advantage
Compact GTL	Smaller modular and mobile units.
www.compactgtl.com
Compact GTL starts from 25 tonne module.
Velocys	Lower manufacturing costs.
www.velocys.com/ocge06.php
Utilizing catalytic coating on the surface of reactor plates, rather than conventional catalytic pellets for easy sourcing;
The reactor is of plate heat exchanger design incurring high construction cost with welding or brazing;
For pressurized operation, the cubical structure of the reactor needs to be placed in outer pressure vessels incurring extra cost.

Gastechno

www.gastechno.com

Short development and field operation track

record since 2006;

Production of a specific mixture of Methanol,

Ethanol with Formaldehyde;

Requiring on-site extraction of O2 from air to

yield high quality product;

Process incurring relatively high pressure and temperature.

Lower manufacturing costs. Higher quality chemical production.

Intellectual Property

The technology which we have Licensed is patent protected, and the Licensor’s patent application information is as follows:

Patent Information:

Patent Application in United States No. 61/899,523

Filing Date: November 4, 2012

Title: METHOD AND APPARATUS FOR PRODUCING CHEMICALS FROM A METHANE COINTAINING GAS

Patent Summary:

The present invention relates to a method and an apparatus for producing chemicals and/or heat/energy and/or water from a methane-containing gas. More specifically, the present invention is concerned with a method and an apparatus, which make use of heterogeneous catalysts, beginning with the partial oxidation of methane to produce synthesis gas followed by a second catalytic reaction to produce chemicals and/or heat/energy and/or water.

Employees

We currently have two full-time employees: Dr. Cristian Neagoe, our CEO and director; and Mr. Dan Patience, our President and director . In addition, we plan on assembling a board of directors and a team of advisors whom are industry leaders in the oil and gas field and that can market and sell the product to achieve commercialization in the industry.

We also plan to strategically put together a team with expertise in the necessary areas to successfully commercialize and bring to market this greenhouse reducing technology.

Item 2. Properties

We neither own nor lease any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “WPWR” on the OTCQB operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending April 30, 2014
Quarter Ended	High $	Low $
April 30, 2014	.829	.061
January 31, 2014	2.00	.10
October 31, 2013	.75	.75
July 31, 2013	NONE	NONE

Fiscal Year Ending April 30, 2013
Quarter Ended	High $	Low $
April 30, 2013	.01	.01
January 31, 2013	.06	.01
October 31, 2012	.06	.01
July 31, 2012	.06	.06

On August 12, 2014, the last sales price per share of our common stock on the OTCQB was $0.85.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 16, 2014, we had 110,931,034 shares of our common stock issued and outstanding, held by five (5) shareholders of record, with others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       we would not be able to pay our debts as they become due in the usual course of business, or;

2.       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On March 14, 2014, we adopted our 2014 Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits. The Plan provides for the issuance of up to 10,000,000 shares of our common stock.

Equity Compensation Plans as of April 30, 2014

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	4,000,000	$0.70	6,000,000
Total	4,000,000	$0.70	6,000,000

Unregistered Sales of Equity Securities

On March 6, 2014, we sold 431,034 units to an accredited investor where each unit consisted of one share of common stock and a warrant to purchase one share of common stock. We received cash proceeds of $250,000. The warrants are exercisable for a period of two years at $0.90 per share. We relied on the exemption found in Regulation S in the offer and sale of the units. As of August 12, 2014, these shares have not yet been issued.

On May 21, 2014, we sold 3,000,000 units to an accredited investor where each unit consisted of one share of common stock and a warrant to purchase one share of common stock. We received cash proceeds of $150,000. The warrants are exercisable for a period of two years at $0.90 per share. We relied on the exemption found in Regulation S in the offer and sale of the units. As of August 12, 2014, these shares have not yet been issued.

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

Results of Operations for the years ended April 30, 2014 and 2013

Revenues

We have not generated revenues since our inception. We do not anticipate generating revenues until we have a completed the development of the MRUs and a commercialized product is ready for launch. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

Operating expenses increased to $2,064,479 for the year ended April 30, 2014 from $19,760 for the year ended April 30, 2013. Our operating expenses for the year ended April 30, 2014 consisted mainly of consulting fees of $1,940,537, professional fees in the amount of $47,363, and general and administrative expenses of $57,197. In comparison, our operating expenses for the year ended April 30, 2013 consisted of professional fees in the amount of $19,760.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business plan and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $2,065,784 for the year ended April 30, 2014, compared to a net loss of $19,760 for the year ended April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2014, we had total current assets of $39,832. We had current liabilities of $741,130 as of April 30, 2014. Accordingly, we had a working capital deficit of $701,298 as of April 30, 2014.

Operating activities used $151,211 in cash for the year ended April 30, 2014, as compared with $19,459 used for the year ended April 30, 2013. Our negative operating cash flow for April 30, 2014 was mainly a result of our net loss for the period offset by stock-based compensation.

Investing activities used $100,000 for the purchase of a license for the year ended April 30, 2014, as compared with $0 for the year ended April 30, 2013.

Financing activities for the year ended April 30, 2014 generated $291,043 in cash, as compared with cash flows provided by financing activities of $19,459 for the year ended April 30, 2013.

We sold units consisting of stock and warrants for proceeds of $250,000 during the year. We also received a loan in the amount of $35,000. The loan is unsecured, bears interest at 11% per annum and is payable on September 30, 2014.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Stock-Based Compensation

The expense for equity awards vested during the reporting period is based upon the grant date fair value of the award. The expense is recognized over the applicable vesting period of the stock award using the straight-line method.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of April 30, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of April 30, 2014 and 2013
F-4	Statements of Operations for the years ended April 30, 2014 and April 30, 2013
F-5	Statement of Stockholders’ Deficit for years from April 30, 2012 to April 30, 2014
F-6	Statements of Cash Flows for the years ended April 30, 2014 and April 30, 2013
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Well Power, Inc. (formerly Vortec Electronics, Inc.) (the “Company”) as of April 30, 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended April 30, 2013 were audited by other auditors; whose report dated July 26, 2013; express an unqualified opinion on those financial statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Well Power, Inc. as of April 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 13, 2014

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Well Power, Inc.

(formerly known as Vortec Electronics, Inc.)

Houston, Texas

We have audited the accompanying balance sheets of Well Power, Inc. (formerly known as Vortec Electronics, Inc.) (the “Company”) as of April 30, 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Well Power, Inc. (formerly known as Vortec Electronics, Inc.) as of April 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

July 24, 2013

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

Balance Sheets

	April 30,	April 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$39,832	$—
Prepaid expenses	—	—
Total Current Assets	39,832
Intangible Asset	400,000	—
Total Assets	$439,832	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$323,136	$5,100
Short-term loan payable	35,000	—
Due to related parties	102,759	96,716
Stock payable	280,235	—
Total Liabilities	741,130	101,816
Contingencies and Commitments
Stockholders’ Deficit
Common stock, 4,500,000,000 shares authorized, $0.001 par value; 107,500,000 shares issued and outstanding	107,500	2,150
Additional paid-in capital	1,801,802	40,850
Accumulated Deficit	(2,210,600)	(144,816)
Total Stockholders’ Deficit	(301,298)	(101,816)
Total Liabilities and Stockholders’ Deficit	$439,832	$—

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	April 30, 2014	April 30, 2013
Operating Expenses
General and administrative	$57,197	$—
Transfer agent and filing fees	16,564	—
Foreign exchange gain	2,818	—
Consulting fees	1,940,537	—
Professional fees	47,363	19,760
Total Operating Expenses	2,064,479	(19,760)
Loss from operations	(2,064,479)	(19,760)
Other Expense
Interest expense	(1,305)	—
Net Loss	$(2,065,784)	$(19,760)
Net Loss Per Common Share – Basic And Diluted	$(0.02)	$(0.00)
Weighted Average Common Shares Outstanding – Basic And Diluted	107,500,000	107,500,000

The accompanying notes are an integral part of these financial statements.

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

Statement of Stockholders’ Deficit

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
Balance, April 30, 2012	2,150,000	$2,150	$40,850	$(125,056)	$(82,056)
Net loss	—	—	—	(19,760)	(19,760)
Balance, April 30, 2013	2,150,000	2,150	40,850	(144,816)	(101,816)
Effects of stock-split	105,350,000	105,350	(105,350)	—	—
Stock-based compensation expense	—	—	1,866,302	—	1,866,302
Net loss	—	—	—	(2,065,784)	(2,065,784)
Balance, April 30, 2014	107,500,000	$107,500	$1,801,802	$(2,210,600)	$(301,298)

The accompanying notes are an integral part of these financial statements.

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	April 30, 2014	April 30, 2014
Cash Flows From Operating Activities
Net loss	$(2,065,784)	$(19,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,896,537	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,036	301
Net Cash Used in Operating Activities	(151,211)	(19,459)
Cash Flows From Investing Activities
Purchase of license	(100,000)	—
Net Cash Used in Investing Activities	(100,000)	—
Cash Flows From Financing Activities
Loans received from officer	6,043	19,459
Proceeds from issuances of stock payable	250,000	—
Proceeds from short-term loan payable	35,000	—
Net Cash Provided by Financing Activities	291,043	19,459
Net Increase In Cash	39,832	—
Cash - Beginning of Year	—	—
Cash - End of Year	$39,832	$—
Supplementary Cash Flows Information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash Investing and Financing Activities:
Payable incurred form purchase of license	$300,000	$—

 The accompanying notes are an integral part of these financial statements.

Well Power, Inc.

(Formerly Vortec Electronics, Inc.)

Notes To The Financial Statements

As of April 30, 2014 and 2013 and for the years then ended

1. Nature of Business and Continuance of Operations

Well Power, Inc. (the “Company”) (formerly Vortec Electronics, Inc.) was incorporated in Nevada on March 27, 2007. On December 10, 2013, the Company effected a merger with its wholly-owned subsidiary, Well Power, Inc. As part of the merger, the Company authorized a name change to Well Power, Inc. On January 22, 2014, the Company entered into an Exclusive License and Distribution Agreement to distribute mobile and scalable Wellhead Micro-Refinery Units (MRU’s). Upon entering into the agreement, the Company is a business whose planned principal operations are the sales and distribution of MRU’s in the state of Texas. As of April 30, 2014, the Company has had no operating revenues to date.

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to intangible assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, short term loan payable and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Stock-Based Compensation

The expense for equity awards vested during the reporting period is based upon the grant date fair value of the award. The expense is recognized over the applicable vesting period of the stock award using the straight-line method.

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2014, the Company has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The Company has limited operations and is considered to be in the development stage. During the year ended April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

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

Pursuant to the License Agreement, the Company agreed to pay consideration of $400,000, payable in two installments. $100,000 is to be paid within 30 days (paid) and the balance of $300,000 is to be paid within 90 days. The Company recorded the costs of acquiring the license as an intangible asset. As of April 30, 2014, a balance of $300,000 had been recorded as a payable. The company paid $200,000 subsequent to April 30, 2014.

4. Short-Term Loan

On December 18, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $35,000. The loan is unsecured, bears interest at 11% per annum and is payable on September 30, 2014. As at April 30, 2014, the note holder has provided the full $35,000 to the Company and interest of $1,305 has been accrued.

5. Due To Related Parties

a)	The amount due to related parties of $102,759 and $96,716 at April 30, 2014 and 2013, respectively, consists of amounts owed to officers and shareholders of the Company for amounts advanced to pay for professional services provided by the Company’s outside service providers for services rendered for periods ending on and prior to April 30, 2014. The amount is unsecured, non-interest bearing and due on demand.
b)	On January 22, 2014, the Company entered into a License Agreement with ME Resources Corp (Note 3). The President of the Company is related to a director of MEC.

6. Common Stock

The Company’s authorized capital consisted of 4,500,000,000 shares of common stock with a par value of $0.001 per share.

There were 107,500,000 shares of common stock issued and outstanding as of April 30, 2014.

a)	On December 10, 2013, the Company approved an increase to the number of authorized shares, par value $0.001, from 90,000,000 shares to 4,500,000,000 shares. Correspondingly, the Company approved a forward split of 50:1 for which each shareholder was issued 50 new common shares in exchange for each 1 old common share outstanding. Prior to approval of the forward split, the Company had a total of 2,150,000 issued and outstanding common shares. Effective December 10, 2013, the Company has a total of 107,500,000 issued and outstanding common shares.
b)	On March 10, 2014, the Company sold 431,034 units at $0.58 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share at an exercise price of $0.90 per share for a period of 2 years from the date of issuance. The relative fair value of the shares and warrants is $159,475 and $90,525, respectively. As of April 30, 2014, the Company is obligated to issue 431,034 common shares with a fair value of $250,000, which has been recorded as stock payable.
c)	During the year ended April 30, 2014, the Company entered into the consulting agreement described in Note 8. As of April 30, 2014, the Company is obligated to issue 93,719 common shares with a fair value of $30,325, which has been recorded as stock payable.
F-9

7. Stock Options

On March 14, 2014, the Company entered into two consulting agreements (refer to Note 8) whereby the Company granted 4,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share.

The following table summarizes information about the stock options.

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Outstanding and exercisable, April 30, 2014	4,000,000	0.70	1.87	—

Stock-based compensation expense is determined using the Black-Scholes option pricing model. During the year ended April 30, 2014, the Company recognized the fair value of the options vested of $1,866,302 as consulting fees. The weighted average fair value of the options vested during the year ended April 30, 2014 was $0.74 per option. Weighted average assumptions used in calculating the fair value of stock-based compensation expense are as follows:

Year Ended April 30, 2014
Risk-free rate	0.36%
Dividend yield	0%
Volatility	124%
Weighted average expected life of the options (years)	2.00

8. Commitments And Contingencies

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

As of April 30, 2014, no shares had been issued.

b)	On January 28, 2014, the Company entered into an investor relations agreement pursuant to which the Company will make payments totaling $25,000 payable as follows:

                 i.      1st payment: $10,000 due immediately (paid);

                 ii.     2nd payment: $5,000 due March 1, 2014 (paid);

                 iii.    3rd payment: $5,000 due April 1, 2014 (paid);

                 iv.    4th payment: $5,000 due May 1, 2014 (paid).

c)	On March 14, 2014, the Company entered into a consulting agreement with the President of the Company for consulting services to be provided over a one-year term in consideration for $1,000 per month for the first month, and $3,000 per month for the following eleven months. The Company will also pay an initial signing bonus of $10,000. In addition, the President of the Company was granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share.
d)	On March 14, 2014, the Company entered into a consulting agreement with the CEO of the Company for consulting services to be provided over a one-year term in consideration for $3,000 per month. The Company will also pay an initial signing bonus of $10,000. In addition, the CEO of the Company was granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share.

9. Income Tax

For the years since inception, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $344,000 at April 30, 2014, and will begin to expire in the year 2027.

The provision for Federal income tax consists of the following for the years ended April 30, 2014 and 2013:

	2014	2013
Income tax benefit computed at the statutory rate	$702,367	$6,718
Stock-based compensation	(634,544)	—
Change in valuation allowance	(67,823)	(6,718)
Provision for income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising of the Company’s net deferred tax amount is as follows as of April 30, 2014 and 2013:

	2014	2013
Deferred income tax assets
Net operating losses	$117,061	$49,238
Less: valuation allowance	(117,061)	(49,238)
Net deferred income tax assets	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $344,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

10. Subsequent Events

On May 21, 2014, the Company completed a private placement of 3,000,000 units for cash proceeds of $150,000. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable for a period of two years at $0.90 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 13, 2014, Silberstein Ungar PLLC resigned as our accountant. We have engaged GBH CPAs, PC as our principal accountants effective March 13, 2014. The decision to change accountants was approved by our board of directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on March 13, 2014.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of April 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending April 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended April 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Principal Positions With Us
Cristian Neagoe	41	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Dan Patience	54	President and Director

Cristian Neagoe, our CEO, CFO, Secretary, Treasurer, and Director, received his degree in physics at the University of Bucharest in Romania, a PH.D in Theoretical Chemistry form the Romanian Academy of Science in 2004 and a Chemical Engineering degree in 2012 from the Ecole Polytechnique Montreal. He served as a production manager at Stelian INVEST S.R.L. in Romania from 2004 to 2006. Mr. Neagoe had an engineering internship at General Electric in Montreal, Canada in 2010 and served as laboratory instrumentation assistant at Ecole Polytechnique de Montreal from January 2012 to May 2012. Mr. Neagoe has been a research associate at Ecole Polytechnique de Montreal since May 2011. We believe his education, career success and knowledge of the business will greatly benefit us as he serves as our CEO, CFO, President, Secretary, Treasurer, and Director.

Dan Patience, our President and Director, currently serves as the President of Noble Investment Corp., a private company that has been providing Investment Banking/Investor Relations Services to Publicly listed Canadian and US Companies since 1994.

Dan Patience has been involved in the Investment Industry for 30 years starting off his starting career in the brokerage business in 1984. He left the brokerage industry in 1994 and founded Noble Investment Corp. a company involved in funding companies, guiding companies toward public listings and Investor Relation services.

Dan is based in Calgary Alberta and has been involved with the funding of numerous oil and gas companies and hi-tech companies.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or in conformance with their respective consulting agreements.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Cristian Neagoe, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended April 30, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Cristian Neagoe, CEO and Director	1	0	0
Dan Patience President and Director, Treasurer and Director	1	0	0
Melissa Lopez 10% Holder	0	0	0
Imelda Tin 10% Holder	0	0	0

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended April 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cristian Neagoe Chief Executive Officer, Principal Executive Officer and Director	2014 2013	15,000 0	10,000 0	0 0	933,151 0	0 0	0 0	0 0	958,151 0
Dan Patience President and Director	2014 2013	15,000 0	10,000 0	0 0	933,151 0	0 0	0 0	0 0	958,151 0
Melissa Lopez Former Officer and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Imelda Tin Former Officer and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

On March 14, 2014, we entered into a Consulting Agreement with each of Cristian Neagoe and Dan Patience. The terms of agreements are set forth below for each executive officer.

Pursuant to the terms and conditions of the Consulting Agreement with Cristian Neagoe:

•	The term of Dr. Neagoe’s agreement shall be for one year, and he may only be terminated with one month’s written notice;
•	Dr. Neagoe shall serve as CEO, Director and Petroleum Engineer of our company; and
•	Dr. Neagoe shall receive $3,000 per month and an option to purchase 2,000,000 shares of our common stock under our newly created 2014 Stock Incentive Plan at an exercise price of $0.70 per share.

Pursuant to the terms and conditions of the Consulting Agreement with Dan Patience:

•	The term of Mr. Patience’s agreement shall be for one year, and he may only be terminated with one month’s written notice;
•	Mr. Patience shall serve as President, CFO, Secretary and Treasurer of our company; and
•	Mr. Patience shall receive $3,000 per month and an option to purchase 2,000,000 shares of our common stock under our newly created 2014 Stock Incentive Plan at an exercise price of $0.70 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Cristian Neagoe	2,000,000-	—	—	0.70	3/14/16	—	—	—	—
Dan Patience	2,000,000	—	—	0.70	3/14/16	—	—	—	—
Melissa Lopez
Imelda Tin

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 16, 2014, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock (1)
Cristian Neagoe 11111 Katy Freeway - Suite # 910 Houston, Texas 77079	Common Stock	2,000,000	Less than 1%
Dan Patience 11111 Katy Freeway - Suite # 910 Houston, Texas 77079	Common Stock	2,000,000	Less than 1%
DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		—	—
5% SHAREHOLDERS
Melissa Lopez Room 403 12-340 Mudan Rd., Pudong, Shanghai, China.	Common Stock	29,375,000 Shares	26%
Imelda Tin CMC Compound, Mercedez Ave, Brgy San Miguel, Pasig City 1600	Common Stock	29,375,000 Shares	26%
(1)	Based on 107,500,000 shares of our common stock issued and outstanding as of June 16, 2014

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since February 1, 2013 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The amount due to related parties of $102,759 and $96,716 at April 30, 2014 and 2013, respectively, consists of amounts owed to Melissa Lopez for amounts advanced to pay for professional services provided by the Company’s outside service providers for services rendered for periods ending on and prior to April 30, 2014. The amount is unsecured, non-interest bearing and due on demand.

On January 22, 2014, we entered into a License Agreement with ME Resources Corp (“MEC”). Dan Patience, our President, is related to a director of MEC.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of April 30, 2014.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$12,500	$0	$0	$0
2013	$8,550	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Well Power, Inc.

By: /s/ Cristian Neagoe

Cristian Neagoe

Chief Executive Officer, Principal Executive Officer, and Director

August 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Cristian Neagoe

Cristian Neagoe

Chief Executive Officer, Principal Executive Officer, and Director

August 13, 2014

By: /s/ Dan Patience

Dan Patience

President Chief Financial Officer and Principal Financial Officer, and Director

August 13, 2014

