Form 10-Q
period 2014-07-31
Well Power, Inc.
filed 2014-09-22
CIK 1400728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,455,070 common shares as of September 22, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2014 and April 30, 2014 (unaudited);
F-2	Statements of Operations for the three months ended July 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended July 31, 2014 and 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Well Power, Inc.

Balance Sheets

(unaudited)

	July 31,	April 30,
	2014	2014
ASSETS
Current Assets
Cash	$15,034	$39,832
Prepaid expenses	2,599	—
Total Current Assets	17,633	39,832
Intangible Assets	375,000	400,000
Total Assets	$392,633	$439,832
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$164,754	$323,136
Short-term loan payable	35,000	35,000
Due to related parties	173,559	102,759
Stock payable	530,235	280,235
Total Liabilities	903,548	741,130
Contingencies and Commitments
Stockholders’ Deficit
Common stock, 4,500,000,000 shares authorized, $0.001 par value; 107,500,000 shares issued and outstanding	107,500	107,500
Additional paid-in capital	1,801,802	1,801,802
Accumulated deficit	(2,420,217)	(2,210,600)
Total Stockholders’ Deficit	(510,915)	(301,298)
Total Liabilities And Stockholders’ Deficit	$392,633	$439,832

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Statements of Operations

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2013
Operating Expenses
General and administrative	$208,647	$2,000
Total Operating Expenses	(208,647)	(2,000)
Other Expense
Interest expense	(970)	—
Net Loss	$(209,617)	$(2,000)
Net Loss Per Common Share – Basic And Diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding – Basic And Diluted	107,500,000	107,500,000

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Statements of Cash Flows

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2013
Cash Flows From Operating Activities
Net loss	$(209,617)	$(2,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(2,599)	—
Accounts payable and accrued liabilities	(133,382)	—
Net Cash Used in Operating Activities	(345,598)	(2,000)
Cash Flows From Financing Activities
Net advances from related parties	70,800	2,000
Proceeds from issuances of stock payable	250,000	—
Net Cash Provided by Financing Activities	320,800	2,000
Net Decrease In Cash	(24,798)	—
Cash - Beginning of Period	39,832	—
Cash - End of Period	$15,034	$—
Supplementary Cash Flows Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Notes to the Financial Statements

(unaudited)

1. Nature of Business and Continuance of Operations

Well Power, Inc. (the “Company”) was incorporated in Nevada on March 27, 2007. On December 10, 2013, the Company effected a merger with its wholly-owned subsidiary, Well Power, Inc. As part of the merger, the Company authorized a name change from Vortec Electronics, Inc. to Well Power, Inc. On January 22, 2014, the Company entered into an Exclusive License and Distribution Agreement to distribute mobile and scalable Wellhead Micro-Refinery Units (MRU’s). Upon entering into the agreement, the Company is a business whose planned principal operations are the sales and distribution of MRU’s in the state of Texas. As at April 30, 2014, the Company has had no operating revenues to date.

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this prospectus. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end April 30, 2014 have been omitted.

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

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2014, the Company has no potentially dilutive securities outstanding.

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

Pursuant to the License Agreement, the Company agreed to pay consideration of $400,000, payable in two instalments. $100,000 is to be paid within 30 days (paid) and the balance of $300,000 is to be paid within 90 days ($200,000 paid). At July 31, 2014, the Company recorded the costs of acquiring the license as an intangible asset, and the remaining balance of $100,000 has not been paid and is included in accounts payable and accrued liabilities. Subsequent to the quarter, the Company paid $75,000 for its remaining cash obligation. As a result of the reduction in the purchase price, the Company reduced the value of the intangible asset to $375,000, the cash paid to acquire the license.

4. Short-Term Loan

On December 18, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $35,000. The loan is unsecured, bears interest at 11% per annum and is payable on September 30, 2014. As at July 31, 2014, the note holder has provided the full $35,000 to the Company, and interest of $2,275 has been accrued.

5. Due To Related Parties

a) The amount due to related parties of $173,559 and $102,759 at July 31, 2014 and April 30, 2014, respectively, consists of amounts owed to officers and shareholders of the Company for amounts advanced to pay for professional services provided by the Company’s outside service providers and for consulting services rendered for periods ending on and prior to July 31, 2014. The amount is unsecured, non-interest bearing and due on demand.

b) On January 22, 2014, the Company entered into a License Agreement with ME Resources Corp (Note 3). The President of the Company is related to a director of MEC.

6. Common Stock

The Company’s authorized capital consisted of 4,500,000,000 shares of common stock with a par value of $0.001 per share.

There were 107,500,000 shares of common stock issued and outstanding as of July 31, 2014.

On March 10, 2014, the Company sold 431,034 units at $0.58 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share at an exercise price of $0.90 per share for a period of 2 years from the date of issuance. The relative fair value of the shares and warrants is $159,475 and $90,525, respectively. As of July 31, 2014, the Company is obligated to issue 431,034 common shares with a fair value of $250,000, which has been recorded as stock payable.

On June 5, 2014, the Company sold 5,000,000 units at $0.05 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share at an exercise price of $0.90 per share for a period of 2 years from the date of issuance. The relative fair value of the shares and warrants is $184,608 and $65,392, respectively. As of July 31, 2014, the Company is obligated to issue 5,000,000 common shares with a fair value of $250,000, which has been recorded as stock payable.

As July 31, 2014, pursuant to the consulting agreement described in Note 8(a), the Company is obligated to issue 93,719 common shares with a fair value of $30,235, which has been recorded as stock payable.

7. Stock Options

On March 14, 2014, the Company entered into two consulting agreements (refer to Note 8) whereby the Company granted 4,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share.

The following table summarizes information about the stock options.

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Outstanding and exercisable, July 31, 2014	4,000,000	0.70	1.62	—

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

a)	On January 10, 2014, the Company entered into a consulting agreement with a consultant who provided consulting services in consideration for $6,000 per month for a 4 month term. The consulting fee is payable as follows:

                           i.      $3,000 per month settled in shares at the end of the term of the contract. The number of shares issuable is equal to $3,000 divided by the average of the 3 lowest trading prices in the last 10 days of each month.

                          ii.      $3,000 per month payable in cash at the end of each month.

As of July 31, 2014, no shares had been issued. The company is obligated to issue 93,719 common shares.

b)	On March 14, 2014, the Company entered into a consulting agreement with the President of the Company for consulting services to be provided over a one-year term in consideration for $1,000 per month for the first month, and $3,000 per month for the following eleven months. The Company will also pay an initial signing bonus of $10,000. In addition, the President of the Company was granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share. During the three months ended July 31, 2014, the Company recognized $9,000 in consulting fees under the agreement, and $79,000 for additional consulting fees incurred during the period.
c)	On March 14, 2014, the Company entered into a consulting agreement with the CEO of the Company for consulting services to be provided over a one-year term in consideration for $3,000 per month. The Company will also pay an initial signing bonus of $10,000. In addition, the CEO of the Company was granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share. During the three months ended July 31, 2014, the Company recognized $9,000 in consulting fees.

d)	On July 25, 2014, the Company entered into a $10,000 8% Convertible Promissory Note with a non-related third party. Under the terms of the Convertible Promissory Note, all principal and interest matures on July 25, 2015. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.09 per share or 50% of the lowest trade reported in the 10 days prior to date of conversion, subject to adjustment as described in the note. As at July 31, 2014, the Company has not received any proceeds under the convertible note. Refer to Note 9(d).

9. Subsequent Events

a)	On August 6, 2014, the Company entered into a Note Purchase Agreement and $275,000 10% Convertible Promissory Note with a non-related third party. Under the terms of the Convertible Promissory Note, the Company will receive principal in one or more installments with a Maturity Date for the Note of July 29, 2015. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $0.08 per share or 55% of the lowest trade reported in the 15 days prior to date of conversion, subject to adjustment as described in the note.
b)	On August 21, 2014, the Company entered into a convertible debenture with a non-related third party pursuant to which the Company borrowed $133,000. The convertible debenture bears interest at 2% per annum, and the principal and all unpaid interest is due on January 15, 2015. The convertible debenture is convertible at any time at the third party’s option into shares of the Company’s common stock at a variable conversion price of 45% of the lowest traded price during the 15 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture.
c)	On August 26, 2014, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with Premier Venture Partners, LLC (“Premier”) whereby Premier is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to ten million dollars ($10,000,000) of the Company’s common stock at the rates set forth in the Equity Purchase Agreement. On September 5, 2014, the Company issued 1,977,535 common shares with a fair value of $134,670 to Premier. On September 11, 2014, the Company issued an additional 1,977,535 common shares with a fair value of $105,205 to Premier.
d)	On September 16, 2014, a non-related third party paid $10,000 of legal fees on behalf of the Company as proceeds from the $10,000 convertible note described in Note 8(d).

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

The payment to MEC was due in two installments: i) $100,000 within thirty (30) days of January 29, 2014; and ii) balance of $300,000 within ninety (90) days of January 29, 2014. We have made total cash payments of $375,000 subsequent to the quarter ended July 31, 2014.. MEC reduced the purchase price to $375,000 and as a result, we reduced the value of the licence to $375,000.

Results of Operations for the Three Months Ended July 31, 2014 and 2013

We generated no revenue for the three months ended July 31, 2014 and 2013. We do not anticipate earnings revenues until we are able to distribute the MRUs under our license with MEC.

Our operating expenses during the three months ended July 31, 2014 were $208,647, compared with $2,000 for the same period ended July 31, 2013. Our operating expenses during the three months ended July 31, 2014 consisted mainly of consulting fees of $141,096, general and administrative fees of $27,236, and professional fees of $23,129.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of the MRUs, consulting fees to our management, general and administrative expenses and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

We, recorded a net loss of $209,617 for the three months ended July 31, 2014, compared with a net loss of $2,000 for the three months ended July 31, 2013.

4

Liquidity and Capital Resources

As of July 31, 2014, we had total current assets of $17,633. We had $903,548 in current liabilities as of July 31, 2014. Thus, we had a working capital deficit of $885,915 as of July 31, 2014.

Operating activities used $345,598 in cash for three months ended July 31, 2014. Our net loss of $209,617 and $133,382 decrease in accounts payable and accrued liabilities mainly accounted for our negative operating cash flow. Financing activities during the three months ended July 31, 2014 generated $320,800 in cash, represented by $250,000 in proceeds from the sale of our stock and $70,800 in net advances from related parties.

We have entered into a number of loan agreements in an effort to provide needed financing. From July 25, 2014 to the present, those loans and their terms are detailed in our Current Report on Form 8-K that we filed with the SEC on August 27, 2014.

Despite the financing received, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2014, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

5

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2014, we sold 5,000,000 units at $0.05 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share at an exercise price of $0.90 per share for a period of 2 years from the date of issuance. We are obligated to issue 5,000,000 common shares with a fair value of $250,000, which has been recorded as stock payable.

As July 31, 2014, pursuant to the consulting agreement, we are obligated to issue 93,719 common shares with a fair value of $30,325, which has been recorded as stock payable.

On August 26, 2014, we entered into an Equity Purchase Agreement and Registration Rights Agreement with Premier Venture Partners, LLC (“Premier”) whereby Premier is obligated, providing we have met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $10,000,000 of our common stock at the rates set forth in the Equity Purchase Agreement. On September 5, 2014, we issued 1,977,535 common shares with a fair value of $134,670 to Premier. On September 11, 2014, we issued an additional 1,977,535 common shares with a fair value of 105,205 to Premier.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

6

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Well Power, Inc.

Date:	September 22, 2014

By: /s/ Cristian Neagoe Cristian Neagoe Title: Chief Executive Officer and Director

7