Form 10-Q/A
period 2014-07-31
Well Power, Inc.
filed 2014-11-14
CIK 1400728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Well Power Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A (this "Amendment") is being filed in response a discovery on November 12, 2014, the Company determined that the payable of $25,000 to MEC is still valid. As a result, the intangible asset should have been recorded at the original agreed cash price of $400,000 as of July 31, 2014

Except for the changes made in connection with this adjustment, no other changes have been made to the Original Quarterly Report. The Original Quarterly Report continues to speak as of the date of the Original Quarterly Report, and we have not updated any other disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Quarterly Report. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2014 (restated) and April 30, 2014 (unaudited);
F-2	Statements of Operations for the three months ended July 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended July 31, 2014 and 2013 (unaudited); and
F-4	Notes to Financial Statements.

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

3

Well Power, Inc.

Balance Sheets

(unaudited)

	July 31,	April 30,
	2014	2014
	(restated)
ASSETS
Current Assets
Cash	$15,034	$39,832
Prepaid expenses	2,599	—
Total Current Assets	17,633	39,832
Intangible Assets	400,000	400,000
Total Assets	$417,633	$439,832
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$189,754	$323,136
Short-term loan payable	35,000	35,000
Due to related parties	173,559	102,759
Stock payable	530,235	280,235
Total Liabilities	928,548	741,130
Contingencies and Commitments
Stockholders’ Deficit
Common stock, 4,500,000,000 shares authorized, $0.001 par value; 107,500,000 shares issued and outstanding	107,500	107,500
Additional paid-in capital	1,801,802	1,801,802
Accumulated deficit	(2,420,217)	(2,210,600)
Total Stockholders’ Deficit	(510,915)	(301,298)
Total Liabilities and Stockholders’ Deficit	$417,633	$439,832

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Statements of Operations

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2013
Operating Expenses
General and administrative	$208,647	$2,000
Total Operating Expenses	(208,647)	(2,000)
Other Expense
Interest expense	(970)	—
Net Loss	$(209,617)	$(2,000)
Net Loss Per Common Share - Basic And Diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding - Basic And Diluted	107,500,000	107,500,000

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

Pursuant to the License Agreement, the Company agreed to pay consideration of $400,000, payable in two instalments. $100,000 is to be paid within 30 days (paid) and the balance of $300,000 is to be paid within 90 days ($200,000 paid). At July 31, 2014, the Company recorded the costs of acquiring the license as an intangible asset, and the remaining balance of $100,000 has not been paid and is included in accounts payable and accrued liabilities. Subsequent to the quarter, the Company paid $79,000 of its remaining cash obligation.

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

9. Restatement

On November 12, 2014, the Company determined that the payable of $25,000 to MEC is still valid. As a result, the intangible asset should have been recorded at the original agreed cash price of $400,000 as of July 31, 2014. The impact of the restatement on the balance sheet as of July 31, 2014 is as follows:

	As originally
	Reported	Change	Restated
Intangible assets	375,000	25,000	400,000
Total assets	392,633	25,000	417,633
Accounts payable and accrued liabilities	164,754	25,000	189,000
Total liabilities	903,548	25,000	928,548
Total Liabilities and Stockholders’ Deficit	392,633	25,000	417,633

10. Subsequent Events

a)	On August 6, 2014, the Company entered into a Note Purchase Agreement and $275,000 10% Convertible Promissory Note with a non-related third party. Under the terms of the Convertible Promissory Note, the Company will receive principal in one or more installments with a Maturity Date for the Note of July 29, 2015. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $0.08 per share or 55% of the lowest trade reported in the 15 days prior to date of conversion, subject to adjustment as described in the note.
b)	On August 21, 2014, the Company entered into a convertible debenture with a non-related third party pursuant to which the Company borrowed $133,000. The convertible debenture bears interest at 2% per annum, and the principal and all unpaid interest is due on January 15, 2015. The convertible debenture is convertible at any time at the third party’s option into shares of the Company’s common stock at a variable conversion price of 45% of the lowest traded price during the 15 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture.
c)	On August 26, 2014, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with Premier Venture Partners, LLC (“Premier”) whereby Premier is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to ten million dollars ($10,000,000) of the Company’s common stock at the rates set forth in the Equity Purchase Agreement. On September 5, 2014, the Company issued 1,977,535 common shares with a fair value of $134,670 to Premier. On September 11, 2014, the Company issued an additional 1,977,535 common shares with a fair value of $105,205 to Premier.
d)	On September 16, 2014, a non-related third party paid $10,000 of legal fees on behalf of the Company as proceeds from the $10,000 convertible note described in Note 8(d).

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

The payment to MEC was due in two installments: i) $100,000 within thirty (30) days of January 29, 2014; and ii) balance of $300,000 within ninety (90) days of January 29, 2014. We have made total cash payments of $379,000 subsequent to the quarter ended July 31, 2014.

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

4

Liquidity and Capital Resources

As of July 31, 2014, we had total current assets of $17,633. We had $928,548 in current liabilities as of July 31, 2014. Thus, we had a working capital deficit of $910,915 as of July 31, 2014.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2014, our disclosure controls and procedures were not effective due to: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Well Power, Inc.

Date:	November 14, 2014

By: /s/ Cristian Neagoe Cristian Neagoe Title: Chief Executive Officer and Director

7