Form 10-Q
period 2014-10-31
Well Power, Inc.
filed 2014-12-22
CIK 1400728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,861,934 common shares as of December 8, 2014.

1

	TABLE OF CONTENTS	Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures
Item 5:	Other Information
Item 6:	Exhibits
2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2014 and April 30, 2014 (unaudited);
F-2	Statements of Operations for the three and six months ended October 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended October 31, 2014 and 2013 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Well Power, Inc.

Balance Sheets

(unaudited)

	October 31,	April 30,
	2014	2014
ASSETS
Current Assets
Cash	$72,140	$39,832
Prepaid expenses	14,131	—
Total Current Assets	86,271	39,832
Deferred financing costs, net of amortization of $7,946 and $0, respectively	36,976	—
Intangible Assets, net	617,500	400,000
Total Assets	$740,747	$439,832
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$424,503	$323,136
Short-term loan payable	35,000	35,000
Due to related parties	173,850	102,759
Stock payable	530,235	280,235
Convertible debentures, net of discount of $248,149 and $0, respectively	60,406	—
Derivative liabilities	366,582	—
Total Liabilities	1,590,576	741,130
Contingencies and Commitments
Stockholders’ Deficit
Common stock, 4,500,000,000 shares authorized, $0.001 par value; 111,861,934 and 107,500,000 shares issued and outstanding, respectively	111,862	107,500
Additional paid-in capital	2,098,707	1,801,802
Accumulated deficit	(3,060,398)	(2,210,600)
Total Stockholders’ Deficit	(849,829)	(301,298)
Total Liabilities And Stockholders’ Deficit	$740,747	$439,832

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Statements of Operations

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Operating Expenses
General and administrative	$350,456	$2,000	$394,878	$4,000
Professional and consulting	138,114	—	302,338	—
Total Operating Expenses	(488,570)	(2,000)	(697,216)	(4,000)
Other Expense
Interest expense	(119,095)	—	(120,065)	—
Change in fair value of derivatives	(32,517)	—	(32,517)	—
Net Loss	$(640,182)	$(2,000)	$(849,798)	$(4,000)
Net Loss Per Common Share – Basic And Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding – Basic And Diluted	107,500,000	107,500,000	108,984,000	107,500,000

 The accompanying notes are an integral part of these unaudited financial statements.

 Well Power, Inc.

Statements of Cash Flows

(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	October 31, 2014	October 31, 2013
Cash Flows From Operating Activities
Net loss	$(849,798)	$(4,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount and intangible assets	91,245	—
Interest expense on excess fair value of derivatives	55,726
Amortization of deferred financing costs	7,946	—
Stock-based compensation	276,855
Change in fair value of derivatives	32,517	—
Changes in operating assets and liabilities:
Prepaid expenses	(14,131)	—
Accounts payable and accrued liabilities	(148,633)	—
Net Cash Used in Operating Activities	(548,273)	(4,000)
Cash Flows From Financing Activities
Net advances from related parties	71,091	4,000
Proceeds from issuance of stock to be issued	250,000	—
Net proceeds from issuance of convertible debt	259,490	—
Net Cash Provided by Financing Activities	580,581	4,000
Net Increase In Cash	32,308	—
Cash - Beginning of Period	39,832	—
Cash - End of Period	$72,140	$—
Supplementary Cash Flows Information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Noncash Investing and Financing Activities
Debt discount on convertible debentures	$24,412	$—
Stock issued in connection with deferred financing cost	$278,339	$—
Accounts payable incurred for purchase of license	$250,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Notes to the Financial Statements

(unaudited)

1. Nature of Business and Continuance of Operations

Well Power, Inc. (the “Company”) was incorporated in Nevada on March 27, 2007. On December 10, 2013, the Company effected a merger with its wholly-owned subsidiary, Well Power, Inc. As part of the merger, the Company authorized a name change from Vortec Electronics, Inc. to Well Power, Inc. On January 22, 2014, the Company entered into an Exclusive License and Distribution Agreement to distribute mobile and scalable Wellhead Micro-Refinery Units (MRU’s). Upon entering into the agreement, the Company is a business whose planned principal operations are the sales and distribution of MRU’s in the state of Texas. As at October 31, 2014, the Company has had no operating revenues to date.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, short term loan payable, convertible debt and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Deferred Financing Costs

The Company capitalizes direct costs incurred to obtain financings and amortize these costs over the terms of the related debt instrument using the interest method. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately expensed.

Income Taxes

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

Financial Derivatives

All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2014.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$—	$—	$366,582	$366,582

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

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2014, the Company has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Intangible Assets

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

Pursuant to the License Agreement, the Company agreed to pay consideration of $400,000, payable in two instalments. $100,000 is to be paid within 30 days (paid) and the balance of $300,000 is to be paid within 90 days ($375,000 paid as of October 31, 2014). At October 31, 2014, the Company recorded the costs of acquiring the license as an intangible asset, and the remaining balance of $25,000 has not been paid and is included in accounts payable and accrued liabilities.

On August 31, 2014, the Company entered into an Exclusive License for Additional Territories (the “Additional License”) with MEC. Under the Additional License, MEC appointed the Company as its exclusive distributor for the additional state of Montana. The Additional License is considered an amendment to the License Agreement and will be considered under the same terms as the License Agreement.

Pursuant to the Additional License, the Company agreed to pay consideration of $250,000 payable within 60 days. As of October 31, 2014, the Company recorded the cost of acquiring the additional license as an intangible asset, and the remaining balance of $250,000 has not been paid and is included in accounts payable and accrued liabilities.

During the three months ended October 31, 2014, the Company recorded amortization of $32,500 on the acquired licenses.

4. Short-Term Loan

On December 18, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $35,000. The loan is unsecured, bears interest at 11% per annum and is payable on September 30, 2014. During the period ended October 31, 2014, the maturity date was extended to March 31, 2015. As at October 31, 2014, the note holder has provided the full $35,000 to the Company, and interest of $3,246 has been accrued.

5. Due To Related Parties

a) The amount due to related parties of $173,850 and $102,759 at October 31, 2014 and April 30, 2014, respectively, consists of amounts owed to officers and shareholders of the Company for amounts advanced to pay for professional services provided by the Company’s outside service providers and for consulting services rendered for periods ending on and prior to October 31, 2014. The amount is unsecured, non-interest bearing and due on demand.

b) On January 22, 2014, the Company entered into a License Agreement with ME Resources Corp and on August 31, 2014 the Company entered into an Additional License with ME Resources Corp (Note 3). The President of the Company is related to a director of MEC.

6. Common Stock

The Company’s authorized capital consisted of 4,500,000,000 shares of common stock with a par value of $0.001 per share.

There were 111,861,934 shares of common stock issued and outstanding as of October 31, 2014.

On March 10, 2014, the Company sold 431,034 units at $0.58 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share at an exercise price of $0.90 per share for a period of 2 years from the date of issuance. The relative fair value of the shares and warrants is $159,475 and $90,525, respectively. As of October 31, 2014, the Company is obligated to issue 431,034 common shares with a fair value of $250,000, which has been recorded as stock payable.

On June 5, 2014, the Company sold 5,000,000 units at $0.05 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share at an exercise price of $0.90 per share for a period of 2 years from the date of issuance. The relative fair value of the shares and warrants is $184,608 and $65,392, respectively. As of October 31, 2014, the Company is obligated to issue 5,000,000 common shares with a fair value of $250,000, which has been recorded as stock payable.

On August 26, 2014, pursuant to the equity purchase agreement described in Note 8(d), the Company issued 3,955,070 common shares with a fair value of $279,855 which has been recorded in general and administrative expense.

On August 6, 2014, the Company and issued 187,720 common shares with a fair value of $11,263, for financing costs relating to the issuance of the convertible note described in Note 9(b).

On August 21, 2014, the Company issued 135,810 common shares with a fair value of $8,149, for financing costs relating to the issuance of the convertible note described in Note 9(c).

On September 24, 2014, the Company issued 83,333 common shares with a fair value of $5,000, for financing costs relating to the issuance of the convertible note described in Note 9(d).

As at October 31, 2014, pursuant to the consulting agreement described in Note 8(a), the Company is obligated to issue 93,719 common shares with a fair value of $30,235, which has been recorded as stock payable.

7.  Stock Options

On March 14, 2014, the Company entered into two consulting agreements (refer to Note 8) whereby the Company granted 4,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share.

The following table summarizes information about the stock options.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable, October 31, 2014	4,000,000	$0.70	1.37	$—

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

As of October 31, 2014, no shares had been issued. The Company is obligated to issue 93,719 common shares.

b) On March 14, 2014, the Company entered into a consulting agreement with the President of the Company for consulting services to be provided over a one-year term in consideration for $1,000 per month for the first month, and $3,000 per month for the following eleven months. The Company will also pay an initial signing bonus of $10,000. In addition, the President of the Company was granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share. During the six months ended October 31, 2014, the Company recognized $18,000 in consulting fees under the agreement and $88,000 for additional consulting fees incurred during the period.

c)  On March 14, 2014, the Company entered into a consulting agreement with the CEO of the Company for consulting services to be provided over a one-year term in consideration for $3,000 per month. The Company will also pay an initial signing bonus of $10,000. In addition, the CEO of the Company was granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share. During the six months ended October 31, 2014, the Company recognized $18,000 in consulting fees.

d)  On August 26, 2014, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with Premier Venture Partners, LLC (“Premier”) whereby Premier is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $10,000,000 of the Company’s common stock at the rates set forth in the Equity Purchase Agreement. On August 26, 2014, the Company issued 3,955,070 common shares with a fair value of $279,855 to Premier.

9.  Convertible Debts

a) On July 25, 2014, the Company entered into a $10,000 8% Convertible Promissory Note with a non-related third party. Under the terms of the Convertible Promissory Note, all principal and interest matures on July 25, 2015. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $0.09 per share or 50% of the lowest trade reported in the 10 days prior to date of conversion, subject to adjustment as described in the note. On September 16, 2014, the non-related third party paid $10,000 legal fees on behalf of the Company as proceeds from the $10,000 convertible note. As at October 31, 2014, the Company has recorded interest of $99.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $14,581 resulted in a discount to the note payable of $10,000 and the reaming $4,581 was recognized as interest expense. During the six months ended October 31, 2014, the Company recorded accretion of $5,538 increasing the carrying value of the note to $5,538.

b) On August 6, 2014, the Company entered into a $275,000 10% Convertible Promissory Note with a non-related third party. Under the terms of the Convertible Promissory Note, the Company will receive principal in one or more installments with a Maturity Date for the Note of August 6, 2015. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $0.08 per share or 55% of the lowest trade reported in the 15 days prior to date of conversion, subject to adjustment as described in the note. As at October 31, 2014, the Company has received $100,000 of principal, net of a discount of $10,000, and has recorded interest of $2,367.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $127,334 resulted in an additional discount to the note payable of $100,000 and the reaming $27,334 was recognized as interest expense. During the six months ended October 31, 2014, the Company recorded accretion of $17,000 increasing the carrying value of the note to $17,000.

The Company incurred financing costs of $18,263 which consisted of $7,000 cash and 187,720 common shares with a fair value of $11,263 (Note 6). As at October 31, 2014, the Company had unamortized debt issuance costs of $15,441 which are being amortized over the life of the note payable.

c) On August 21, 2014, the Company entered into a $133,000 5% Convertible Debenture with a non-related third party. Under the terms of the Convertible Debenture, all principal and interest is due on February 27, 2015. The convertible debenture is convertible at any time at the third party’s option into shares of the Company’s common stock at a variable conversion price of 55% of the lowest traded price during the 15 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture. As at October 31, 2014, the Company has received $120,000 of principal, net of a discount of $13,000, and has recorded interest of $1,187.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $118,339 resulted in an additional discount to the note payable of $118,339. During the six months ended October 31, 2014, the Company recorded accretion of $25,300 increasing the carrying value of the note to $25,300.

The Company incurred financing costs of $18,159 which consisted of $10,010 cash and 135,810 common shares with a fair value of $8,149 (Note 6). As at October 31, 2014, the Company had unamortized debt issuance costs of $14,705 which are being amortized over the life of the note payable.

d) On September 24, 2014, the Company entered into a $350,000 Convertible Note with a non-related third party. Under the terms of the Convertible Note, the Company received $55,555 principal upon closing of the Note and the Company will receive the remaining principal in one or more installments with a Maturity Date for the Note of September 25, 2016. The convertible debenture bears a one-time interest charge of 12% provided that the principle sum is not repaid within 90 days from its effective date. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $0.10 per share or 60% of the lowest trade reported in the 25 days prior to date of conversion, subject to adjustment as described in the note. As at October 31, 2014, the Company has received $50,000 of principal, net of a discount of $5,555, and has recorded interest of $0.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $73,811 resulted in an additional discount to the note payable of $50,000 and the reaming $23,811 was recognized as interest expense. During the six months ended October 31, 2014, the Company recorded accretion of $10,907 increasing the carrying value of the note to $10,907.

The Company incurred financing costs of $8,500 which consisted of $3,500 cash and 83,333 common shares with a fair value of $5,000 (Note 6). As at October 31, 2014, the Company had unamortized debt issuance costs of $6,831 which are being amortized over the life of the note payable.

Principal value of convertible debentures	$308,555
Less: repayment of principal	—
Less: discount related to fair value of the embedded conversion feature	(278,339)
Less: discount related to original issue discount	(28,555)
Add: amortization of discount	58,745
Carrying value at October 31, 2014	$60,406

10. Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 9 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

For the six months ended October 31, 2014
Balance at the beginning of period	$—
Fair value of new derivative liabilities (embedded conversion option)	334,065
Change in fair value of derivative	32,517
Balance at end of period	$366,582

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At Issuance	157% - 182%	0.05% - 0.56%	0%	0.50 - 2.00
At October 31, 2014	136% - 190%	0.01% - 0.50%	0%	0.33 - 1.90

11. Subsequent Events

On November 18, 2014, the Company entered into two $78,750 8% Convertible Notes with a non-related third party. Under the terms of the Convertible Notes, all principal and interest is due on November 18, 2015. The convertible debentures are convertible at any time after 180 days of the date of closing into shares of the Company’s common stock at a variable conversion price of 60% of the lowest traded price during the 20 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture.

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

The product is still under development, which is ongoing, and the first MRU is expected to occur within a year. Discussions are ongoing to raise capital to begin construction of a commercial unit. There is no assurance that we will be able to raise the capital needed to develop the first MRU. Our expectation is that we will obtain financing, chose a site for the MRU, and begin construction of the unit in the third quarter . As such, we will not be able to realize any revenue from the sale of MRUs until the development has completed and a commercialized product is ready for launch.

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

The payment to MEC was due in two installments: i) $100,000 within thirty (30) days of January 29, 2014; and ii) balance of $300,000 within ninety (90) days of January 29, 2014. We have made total cash payments of $375,000. The remaining balance of $25,000 has not been paid as of the date of this report.

On August 31, 2014, we entered into an Exclusive License for Additional Territories (the “Additional License”) with MEC. Under the Additional License, MEC appointed us as its exclusive distributor for the additional state of Montana. The Additional License is considered an amendment to the License Agreement and will be considered under the same terms as the license agreement.

Under the Additional License, we agreed to pay MEC a non-refundable license payment of $250,000, which is due 60 days after invoice . The license fee will be used towards the engineering and deployment of a full-scale pilot project in the territory, and after the successful demonstration of the pilot project we will have earned its exclusive right to distribute the MRU in the State of Montana.

The agreement calls for a prototype MRU that is expected to be skid mounted (transportable) and have the ability to process a maximum of 100 MCF/day of natural gas into stable liquid hydrocarbons (synthetic fuels) and process gas for power. The prototype MRU will be developed into a full-scale pilot project and will be used for research and development purposes. The total price of the prototype MRU will be $1,200,000 with a 30% deposit due upon acceptance of the purchase order and issuance of invoice by MEC. With this agreement in place we have reserved the opportunity to work with incumbent Oil and Gas landowners and operators showcasing the prototype.

The prototype MRU will differ from the commercial MRUs that will be deployed in the Territory. The prototype MRU will be used for ongoing Research and Development and thus increased engineering costs will be incurred. The plan is to set up a prototype unit in the Montana territory due to the number of inquiries we have been receiving. As such, we will need to raise money for the costs associated with the prototype MRU and we will share the cost with MEC and the operator.

4

Results of Operations for the Three and Six Months Ended October 31, 2014 and 2013

We generated no revenue for the three and six months ended October 31, 2014 and 2013. We do not anticipate earnings revenues until we are able to distribute the MRUs under our license with MEC.

Our operating expenses during the three months ended October 31, 2014 were $488,570, compared with $2,000 for the same period ended October 31, 2013. Our operating expenses during the three months ended October 31, 2014 consisted mainly of professional and consulting fees of $138,114 and general and administrative fees of $350,456.

Our operating expenses during the six months ended October 31, 2014 were $697,216, compared with $4,000 for the same period ended October 31, 2013. Our operating expenses during the six months ended October 31, 2014 consisted mainly of professional and consulting fees of $302,338 and general and administrative fees of $394,878.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of the MRUs, consulting fees to our management, general and administrative expenses and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

We incurred other expenses of $151,612 for the three months ended October 31, 2014 mostly from interest expense, compared with $0 in other expenses for the three months ended October 31, 2013.

We incurred other expenses of $152,582 for the six months ended October 31, 2014 mostly from interest expense, compared with $0 in other expenses for the six months ended October 31, 2013.

We recorded a net loss of $640,182 for the three months ended October 31, 2014, compared with a net loss of $2,000 for the three months ended October 31, 2013.

We recorded a net loss of $849,798 for the six months ended October 31, 2014, compared with a net loss of $4,000 for the six months ended October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2014, we had total current assets of $86,271. We had $1,590,576 in current liabilities as of October 31, 2014. Thus, we had a working capital deficit of $1,504,305 as of October 31, 2014.

Operating activities used $548,273 in cash for the six months ended October 31, 2014. Our net loss of $817,298 and a $148,633 decrease in accounts payable and accrued liabilities mainly accounted for our negative operating cash flow.

Financing activities during the six months ended October 31, 2014 generated $580,581 in cash, represented by $250,000 in proceeds from the sale of our stock, $259,490 in net proceeds from the issuance of convertible debt and $71,091 in net advances from related parties.

We have entered into a number of loan agreements in an effort to provide needed financing. From July 25, 2014 to the present, those loans and their terms are detailed in our footnotes to our financial statements included herein, and our Current Reports on Form 8-K that we filed with the SEC on August 27, 2014 and November 24, 2014, which are incorporated herein by reference.

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

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2014, we entered into a $275,000 10% Convertible Promissory Note with a non-related third party. On August 6, 2014, we issued 187,720 common shares with a fair value of $11,263, for financing costs relating to the issuance of the Note.

On August 21, 2014, we entered into a $133,000 5% Convertible Debenture with a non-related third party. On August 21, 2014, we issued 135,810 common shares with a fair value of $8,149, for financing costs relating to the issuance of Note.

On August 26, 2014, we entered into an Equity Purchase Agreement and Registration Rights Agreement with Premier Venture Partners, LLC (“Premier”) whereby Premier is obligated, providing we have met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $10,000,000 of our common stock at the rates set forth in the Equity Purchase Agreement. On September 5, 2014, we issued 3,955,070 common shares with a fair value of $279,855 to Premier.

On September 24, 2014, we entered into a $350,000 Convertible Note with a non-related third party. On September 24, 2014, we issued 83,333 common shares with a fair value of $5,000, for financing costs relating to the issuance of Note.

As at October 31, 2014, pursuant to a consulting agreement, we are obligated to issue 93,719 common shares with a fair value of $30,235, which has been recorded as stock payable.

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

Not applicable

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

Well Power, Inc.

Date:	December 22, 2014

/s/ Cristian Neagoe
By: Cristian Neagoe Cristian Neagoe Title: Chief Executive Officer and Director

8