Form 10-Q
period 2015-01-31
Well Power, Inc.
filed 2015-03-23
CIK 1400728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,695,718  common shares as of March 23, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2015 and April 30, 2014 (unaudited);
F-2	Statements of Operations for the three and nine months ended January 31, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the nine months ended January 31, 2015 and 2014 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

Well Power, Inc.

Balance Sheets

(unaudited)

	January 31,	April 30,
	2015	2014
ASSETS
Current Assets
Cash	$1,349	$39,832
Prepaid expenses	20,209	—
Total Current Assets	21,558	39,832
Deferred financing costs, net of amortization of $22,779 and $0, respectively	37,325	—
Intangible Assets, net	585,000	400,000
Total Assets	$643,883	$439,832
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$465,679	$323,136
Short-term loan payable	35,000	35,000
Due to related parties	175,240	102,759
Stock payable	530,235	280,235
Convertible debentures, net of discount of $165,805 and $0, respectively	221,500	—
Derivative liabilities	363,967	—
Total Liabilities	1,791,621	741,130
Contingencies and Commitments
Stockholders’ Deficit
Common stock, 4,500,000,000 shares authorized, $0.001 par value; 112,007,767 and 107,500,000 shares issued and outstanding, respectively	112,008	107,500
Additional paid-in capital	2,105,852	1,801,802
Accumulated deficit	(3,365,598)	(2,210,600)
Total Stockholders’ Deficit	(1,147,738)	(301,298)
Total Liabilities And Stockholders’ Deficit	$643,883	$439,832

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Statements of Operations

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Operating Expenses
General and administrative	$124,554	$7,272	$519,432	$7,272
Professional and consulting	83,589	26,020	385,927	30,020
Total Operating Expenses	(208,143)	(33,292)	(905,359)	(37,292)
Other Income/(Expense)
Interest expense	(99,672)	(366)	(219,737)	(366)
Change in fair value of derivatives	2,615	—	(29,902)	—
Net Loss	$(305,200)	$(33,658)	$(1,154,998)	$(37,658)
Net Loss Per Common Share – Basic And Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding – Basic And Diluted	111,911,000	107,500,000	109,750,000	107,500,000

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Statements of Cash Flows

(unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	January 31, 2015	January 31, 2014
Cash Flows From Operating Activities
Net loss	$(1,154,998)	$(37,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount and intangible assets	209,839	—
Interest expense on excess fair value of derivatives	55,726	—
Amortization of deferred financing costs	22,763	—
Stock based compensation	276,855	5,838
Change in fair value of derivatives	29,902	—
Changes in operating assets and liabilities:
Prepaid expenses	(20,209)	(10,000)
Accounts payable and accrued liabilities	(107,457)	22,627
Net Cash Used in Operating Activities	(687,579)	(19,193)
Cash Flows From Financing Activities
Loans received from officer	—	4,723
Net advances from related parties	72,481	35,000
Proceeds from issuance of stock payable	250,000	—
Net proceeds from issuance of convertible debt	326,615	—
Net Cash Provided by Financing Activities	649,096	39,723
Net Increase (Decrease) In Cash	(38,483)	20,530
Cash - Beginning of Period	39,832	—
Cash - End of Period	$1,349	$20,530
Supplementary Cash Flows Information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Noncash Investing and Financing Activities:
Debt discount on convertible debentures	$278,339	$—
Stock issued in connection with deferred financing cost	$31,704	$—
Accounts payable incurred for purchase of license	$250,000	$400,000

The accompanying notes are an integral part of these unaudited financial statements.

Well Power, Inc.

Notes to the Financial Statements

(unaudited)

1.       Nature of Business and Continuance of Operations

Well Power, Inc. (the “Company”) was incorporated in Nevada on March 27, 2007. On December 10, 2013, the Company effected a merger with its wholly-owned subsidiary, Well Power, Inc. As part of the merger, the Company authorized a name change from Vortec Electronics, Inc. to Well Power, Inc. On January 22, 2014, the Company entered into an Exclusive License and Distribution Agreement to distribute mobile and scalable Wellhead Micro-Refinery Units (MRU’s). Upon entering into the agreement, the Company is a business whose planned principal operations are the sales and distribution of MRU’s in the state of Texas. As at January 31, 2015, the Company has had no operating revenues to date.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on January 31, 2015.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$—	$—	$363,967	$363,967

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

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2015, the Company has no potentially dilutive securities outstanding.

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

Pursuant to the License Agreement, the Company agreed to pay consideration of $400,000, payable in two installments. $100,000 is to be paid within 30 days (paid) and the balance of $300,000 is to be paid within 90 days ($394,000 paid as of January 31, 2015). At January 31, 2015, the Company recorded the costs of acquiring the license as an intangible asset, and the remaining balance of $6,000 has not been paid and is included in accounts payable and accrued liabilities. Payment will be made when funds are available.

On August 31, 2014, the Company entered into an Exclusive License for Additional Territories (the “Additional License”) with MEC. Under the Additional License, MEC appointed the Company as its exclusive distributor for the additional state of Montana. The Additional License is considered an amendment to the License Agreement and will be considered under the same terms as the License Agreement.

Pursuant to the Additional License, the Company agreed to pay consideration of $250,000 payable within 60 days. As of January 31, 2015, the Company recorded the cost of acquiring the additional license as an intangible asset, and the remaining balance of $250,000 has not been paid and is included in accounts payable and accrued liabilities.

During the nine months ended January 31, 2015, the Company recorded amortization of $65,000 on the acquired licenses. The licenses are being amortized over their lives of 5 years.

4.       Short-Term Loan

On December 18, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $35,000. The loan is unsecured, bears interest at 11% per annum and is payable on September 30, 2014. In January 2015, the maturity date was extended to March 31, 2015. As at January 31, 2015, the note holder has provided the full $35,000 to the Company and interest of $4,216 has been accrued.

5.       Related Party Transactions

a)	The amount due to related parties of $175,240 and $102,759 at January 31, 2015 and April 30, 2014, respectively, consists of amounts owed to officers and shareholders of the Company for amounts advanced to pay for professional services provided by the Company’s outside service providers and for consulting services rendered for periods ending on and prior to January 31, 2015. The amount is unsecured, non-interest bearing and due on demand.
b)	On January 22, 2014, the Company entered into a License Agreement with ME Resources Corp and on August 31, 2014 the Company entered into an Additional License with ME Resources Corp (Note 3). The President of the Company is related to a director of MEC.

6.       Common Stock

The Company’s authorized capital consisted of 4,500,000,000 shares of common stock with a par value of $0.001 per share.

There were 112,007,767 shares of common stock issued and outstanding as of January 31, 2015.

On March 10, 2014, the Company sold 431,034 units at $0.58 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share at an exercise price of $0.90 per share for a period of 2 years from the date of issuance. The relative fair value of the shares and warrants is $159,475 and $90,525, respectively. As of January 31, 2015, the Company is obligated to issue 431,034 common shares with a fair value of $250,000, which has been recorded as stock payable.

On June 5, 2014, the Company sold 5,000,000 units at $0.05 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share at an exercise price of $0.90 per share for a period of 2 years from the date of issuance. The relative fair value of the shares and warrants is $184,608 and $65,392, respectively. As of January 31, 2015, the Company is obligated to issue 5,000,000 common shares with a fair value of $250,000, which has been recorded as stock payable.

On August 26, 2014, pursuant to the equity purchase agreement described in Note 9(d), the Company issued 3,955,070 common shares with a fair value of $276,855 which has been recorded in general and administrative expense.

On August 6, 2014, the Company issued 187,720 common shares with a fair value of $11,263, for financing costs relating to the issuance of the convertible note described in Note 9(b).

On August 21, 2014, the Company issued 135,810 common shares with a fair value of $8,149, for financing costs relating to the issuance of the convertible note described in Note 9(c).

On September 24, 2014, the Company issued 83,333 common shares with a fair value of $5,000, for financing costs relating to the issuance of the convertible note described in Note 9(d).

On November 18, 2014, the Company issued 145,833 common shares with a fair value of $7,292, for financing costs relating to the issuance of the convertible note described in Note 9(e).

As at January 31, 2015, pursuant to the consulting agreement described in Note 8(a), the Company is obligated to issue 93,719 common shares with a fair value of $30,235, which has been recorded as stock payable.

7.       Stock Options

On March 14, 2014, the Company entered into two consulting agreements (refer to Note 8) whereby the Company granted 4,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share. These options were valued using the Black-Scholes options model on the date of grant. The assumptions used in calculating the fair value of the stock based compensation expense are as follows:

Risk-free rate	0.036%
Dividend yield	0%
Volatility	124%
Weighted average expected life of the options (years)	2

During the year ended April 30, 2014, the Company recognized the fair value of these 4,000,000 options vested of $1,866,302 as consulting fees.

The following table summarizes information about the stock options.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding and exercisable, January 31, 2015	4,000,000	$0.70	1.12	$—

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

As of January 31, 2015, no shares had been issued. The Company is obligated to issue 93,719 common shares.

b)	On March 14, 2014, the Company entered into a consulting agreement with the President of the Company for consulting services to be provided over a one-year term in consideration for $1,000 per month for the first month, and $3,000 per month for the following eleven months. The Company will also pay an initial signing bonus of $10,000. In addition, the President of the Company was granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share. During the nine months ended January 31, 2015, the Company recognized $27,000 in consulting fees under the agreement and $97,000 for additional consulting fees incurred during the period.
c)	On March 14, 2014, the Company entered into a consulting agreement with the CEO of the Company for consulting services to be provided over a one-year term in consideration for $3,000 per month. The Company will also pay an initial signing bonus of $10,000. In addition, the CEO of the Company was granted 2,000,000 options to purchase shares of common stock exercisable for a period of two years at a price of $0.70 per share. During the nine months ended January 31, 2015, the Company recognized $27,000 in consulting fees.
d)	On August 26, 2014, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with Premier Venture Partners, LLC (“Premier”) whereby Premier is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $10,000,000 of the Company’s common stock at the rates set forth in the Equity Purchase Agreement. On August 26, 2014, the Company issued 3,955,070 common shares with a fair value of $279,855 to Premier.

9.       Convertible Debts

a)	On July 25, 2014, the Company entered into a $10,000 8% Convertible Promissory Note with a non-related third party. Under the terms of the Convertible Promissory Note, all principal and interest matures on July 25, 2015. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $0.09 per share or 50% of the lowest trade reported in the 10 days prior to date of conversion, subject to adjustment as described in the note. On September 16, 2014, the non-related third party paid $10,000 legal fees on behalf of the Company as proceeds from the $10,000 convertible note. As at January 31, 2015, the Company has recorded interest of $304.

The embedded conversion feature qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $14,581 resulted in a discount to the note payable of $10,000 and the reaming $4,581 was recognized as interest expense. During the nine months ended January 31, 2015, the Company recorded accretion of $6,794 increasing the carrying value of the note to $6,794.

b)	On August 6, 2014, the Company entered into a $275,000 10% Convertible Promissory Note with a non-related third party. Under the terms of the Convertible Promissory Note, the Company will receive principal in one or more installments with a Maturity Date for the Note of August 6, 2015. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $0.08 per share or 55% of the lowest trade reported in the 15 days prior to date of conversion, subject to adjustment as described in the note. As at January 31, 2015, the Company has received $100,000 of principal, net of a discount of $10,000, and has recorded interest of $5,225.

The embedded conversion feature qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $127,334 resulted in an additional discount to the note payable of $100,000 and the reaming $27,334 was recognized as interest expense. During the nine months ended January 31, 2015, the Company recorded accretion of $31,537 increasing the carrying value of the note to $31,537.

The Company incurred financing costs of $18,263 which consisted of $7,000 cash and 187,720 common shares with a fair value of $11,263 (Note 6). As at January 31, 2015, the Company had unamortized debt issuance costs of $13,027 which are being amortized over the life of the note payable.

c)	On August 21, 2014, the Company entered into a $133,000 5% Convertible Debenture with a non-related third party. Under the terms of the Convertible Debenture, all principal and interest is due on February 27, 2015. The convertible debenture is convertible at any time at the third party’s option into shares of the Company’s common stock at a variable conversion price of 55% of the lowest traded price during the 15 days prior to the notice of conversion, subject to adjustment as described the convertible debenture. As at January 31, 2015, the Company has received $120,000 of principal, net of a discount of $13,000, and has recorded interest of $2,886.

The embedded conversion feature qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $118,339 resulted in an additional discount of $118,339 to the note payable. During the nine months ended January 31, 2015, the Company recorded accretion of $92,267 increasing the carrying value of the note to $93,928.

The Company incurred financing costs of $18,159 which consisted of $10,010 cash and 135,810 common shares with a fair value of $8,149 (Note 6). As at January 31, 2015, the Company had unamortized debt issuance costs of $5,561 which are being amortized over the life of the note payable.

d)	On September 24, 2014, the Company entered into a $350,000 Convertible Note with a non-related third party. Under the terms of the Convertible Note, the Company received $55,555 principal upon closing of the Note and the Company will receive the remaining principal in one or more installments with a Maturity Date for the Note of September 25, 2016. The convertible debenture bears a one-time interest charge of 12% provided that the principle sum is not repaid within 90 days from its effective date. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $0.10 per share or 60% of the lowest trade reported in the 25 days prior to date of conversion, subject to adjustment as described in the note. As at January 31, 2015, the Company has received $50,000 of principal, net of a discount of $5,555, and has recorded interest of $6,667.

The embedded conversion feature qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $73,811 resulted in an additional discount to the note payable of $50,000 and the reaming $23,811 was recognized as interest expense. During the nine months ended January 31, 2015, the Company recorded accretion of $13,534 increasing the carrying value of the note to $13,534.

The Company incurred financing costs of $8,500 which consisted of $3,500 cash and 83,333 common shares with a fair value of $5,000 (Note 6). As at January 31, 2015, the Company had unamortized debt issuance costs of $6,429 which are being amortized over the life of the note payable.

e)	On November 18, 2014, the Company entered into a $157,500 Convertible Note with a non-related third party. Under the terms of the note, the Company received $78,750 principle upon closing of the note and the Company was to receive the remaining principle in one or more installments with a Maturity Date of November 18, 2015. The note bears interest at 8%. Under the terms of the Convertible Note, all principal and interest is due on the maturity date. The Convertible Note is convertible at any time after 180 days of the date of closing into shares of the Company’s common stock at a variable conversion price of 60% of the lowest traded price during the 20 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on May 17, 2015. According to the terms of the Convertible Note agreement the Company may request, after six month of the original issuance date, the remaining $78,750. If the Company’s common stock has a closing bid price of less than $0.03 per share for at least 5 consecutive trading days or the aggregate dollar trading volume of the Company’s common stock is less than $40,000 in any 5 consecutive trading days then the issuer can cancel the remaining portion of the note. Subsequent to the issuance this note, the closing stock price fell below $0.03 for more than 5 consecutive trading days.

The Company was required to pay $3,750 in legal fees which resulted in a discount to the Convertible Note of $3,750. During the nine months ended January 31, 2015, the Company recorded accretion of $707 increasing the carrying value of the Convertible Note to $75,707.

The Company incurred financing costs of $18,263 which consisted of $7,875 cash and 145,833 common shares with a fair value of $7,292 (Note 6). As at January 31, 2015, the Company had unamortized debt issuance costs of $12,309 which are being amortized over the life of the Convertible Note.

Principal value of convertible debentures	$387,305
Less: repayment of principal	—
Less: discount related to fair value of the embedded conversion feature	(278,339)
Less: discount related to original issue discount	(32,305)
Add: amortization of discount	144,839
Carrying value at January 31, 2015	$221,500

10.    Derivative Liabilities

The embedded conversion options of the Company’s convertible debentures described in Note 10 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

For the Nine Months Ended January 31, 2015
Balance at the beginning of period	$—
Fair value of new derivative liabilities (embedded conversion option)	334,065
Change in fair value of derivative	29,902
Balance at end of period	$363,967

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

	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At Issuance	157% - 182%	0.05% - 0.56%	0%	0.50 - 2.00
At January 31, 2015	74% - 174%	0.01% - 0.47%	0%	0.07 - 1.65

11.    Subsequent Events

a)	On February 5, 2015, the Company issued a 10% Convertible Note in the principal amount of $550,000 and Common Stock Purchase Warrants for the purchase of 2,750,000 shares of the Company’s common stock with a non-related third party. Each share purchase warrant is exercisable into one common share at an exercise price of $0.02 per share for a period of 5 years from the date of issuance. Under the terms of the Convertible Note, all principal and interest is due on February 5, 2016. The convertible debentures are convertible at any time after the date of closing into shares of the Company’s common stock at a rate of the lesser of 50% of the lowest trade reported in the 20 days prior to the issuance date or 50% of the lowest trade reported in the 20 days prior to the date of conversion, subject to adjustment as described in the note. Under the terms of the note, the Company agreed to repay a 10% Convertible Promissory Note in the principal amount of $275,000 made on August 6, 2014 (Note 10(b)). If the Company fails to repay this Convertible Promissory Note in ten days, it will be considered an event of default and an increase to the principal amount of the Convertible Note by $50,000.
b)	On February 13, 2015, the Company received proceeds pursuant to a $54,000 8% Convertible Note with a non-related third party entered into on January 29, 2015. Under the terms of the Convertible Note, all principal and interest is due on November 2, 2015. The convertible debentures are convertible at any time after 180 days of the date of closing into shares of the Company’s common stock at a variable conversion price of 60% of the lowest average three day market price during the 10 days prior to the notice of conversion, subject to adjustment as described in the note.
c)	On March 2, 2015, the Company entered into a $121,000 12% Convertible Note with a non-related third party. Under the terms of the Convertible Note, all principal and interest is due on March 2, 2016. The convertible debentures are convertible at any time after the date of closing into shares of the Company’s common stock at a rate of the lesser of $0.04 per share or 60% of the lowest trade reported in the 10 days prior to date of conversion, subject to adjustment as described in the note.
d)	On March 10, 2015, the Company entered into a $50,000 12% Convertible Note with a non-related third party. Under the terms of the Convertible Note, all principal and interest is due on March 10, 2016. The convertible debentures are convertible at any time after the date of closing into shares of the Company’s common stock at a rate of the lesser of $0.04 per share or 60% of the lowest trade reported in the 10 days prior to date of conversion, subject to adjustment as described in the note.

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

The product is still under development, which is ongoing, and the first MRU is expected to occur within a year. Discussions are ongoing to raise capital to begin construction of a commercial unit. There is no assurance that we will be able to raise the capital needed to develop the first MRU. Our expectation is that we will obtain financing, chose a site for the MRU, and begin construction of the unit in 2015. As such, we will not be able to realize any revenue from the sale of MRUs until the development has completed and a commercialized product is ready for launch.

Our plan is to assist the development of the MRUs and distribute them in our licensed territory. We hope to provide oil and gas producers and operators in the State of Texas a solution to process otherwise wasted natural gas, including stranded, shut-in, flared and vented gas and produce valued end-products including engineered fuel (diesel, diluents, synthetic crude) and electrical power. The MRU is a novel method and apparatus for producing chemicals, heat, energy and water from a methane-containing gas. The innovative method and apparatus makes use of heterogeneous catalysis in a single-vessel, beginning with the partial oxidation of methane to produce synthesis gas followed by a Fischer-Tropsch reaction to produce chemicals and other end products with no excess hydrogen.

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

The payment to MEC was due in two installments: i) $100,000 within thirty (30) days of January 29, 2014; and ii) balance of $300,000 within ninety (90) days of January 29, 2014. We have made total cash payments of $394,000 as of January 31, 2015. The remaining balance of $6,000 has not been paid as of the date of this report. Payment will be made when funds are available.

On August 31, 2014, we entered into an Exclusive License for Additional Territories (the “Additional License”) with MEC. Under the Additional License, MEC appointed us as its exclusive distributor for the additional state of Montana. The Additional License is considered an amendment to the License Agreement and will be considered under the same terms as the license agreement.

Under the Additional License, we agreed to pay MEC a non-refundable license payment of $250,000, which is due 60 days after invoice. The license fee will be used towards the engineering and deployment of a full-scale pilot project in the territory, and after the successful demonstration of the pilot project we will have earned its exclusive right to distribute the MRU in the State of Montana. As of January 31, 2015, the $250,000 has not been paid and is included in accounts payable and accrued liabilities of our financial statements. Payment will be made when funds are available.

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

4

Results of Operations for the Three and Nine Months Ended January 31, 2015 and 2014

We generated no revenue for the three and nine months ended January 31, 2015 and 2014. We do not anticipate earnings revenues until we are able to distribute the MRUs under our license with MEC.

Our operating expenses during the three months ended January 31, 2015 were $208,143, compared with $33,292 for the same period ended January 31, 2014. Our operating expenses during the three months ended January 31, 2015 consisted mainly of professional and consulting fees of $83,589 and general and administrative fees of $124,554. Both categories were significantly more in 2015 as management started to focus on developing the business for MRUs and more operating expenses were incurred by the Company. Both categories were significant more than in 2014 due to the Management started to focus on developing the business for MRUs and more operating expenses were incurred by the Company.

Our operating expenses during the nine months ended January 31, 2015 were $905,359, compared with $37,292 for the same period ended January 31, 2014. Our operating expenses during the nine months ended January 31, 2015 consisted mainly of professional and consulting fees of $385,927 and general and administrative fees of $519,342. Both categories were significantly more in 2015 as management started to focus on developing the business for MRUs and more operating expenses were incurred by the Company. Both categories were significant more than in 2014 due to the Management started to focus on developing the business for MRUs and more operating expenses were incurred by the Company.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of the MRUs, consulting fees to our management, general and administrative expenses and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

We incurred interest expenses of $99,672 for the three months ended January 31, 2015, compared with $366 in interest expenses for the three months ended January 31, 2014. We incurred interest expenses of $219,737 for the nine months ended January 31, 2015, compared with $366 in interest expenses for the nine months ended January 31, 2014. Our interest expenses increased substantially as a result of the convertible debt that the Company has taken on during this year.

We recorded a net loss of $305,200 for the three months ended January 31, 2015, compared with a net loss of $33,658 for the three months ended January 31, 2014.

We recorded a net loss of $1,154,998 for the nine months ended January 31, 2015, compared with a net loss of $37,658 for the nine months ended January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2015, we had total current assets of $21,558. We had $1,791,621 in current liabilities as of January 31, 2015. Thus, we had a working capital deficit of $1,770,063 as of January 31, 2015.

Operating activities used $687,579 in cash for the nine months ended January 31, 2015. Our net loss of $1,154,998 mainly accounted for our negative operating cash flow.

Financing activities during the nine months ended January 31, 2015 generated $649,096 in cash, represented by $250,000 in proceeds from the sale of our stock, $326,615 in net proceeds from the issuance of convertible debt and $72,841 in net advances from related parties.

We have entered into a number of loan agreements in an effort to provide needed financing. From July 25, 2014 to the present, those loans and their terms are detailed in our footnotes to our financial statements included herein, and our Current Reports on Form 8-K that we filed with the SEC on August 27, 2014, November 24, 2014, February 10, 2015 and March 13, 2015, which are incorporated herein by reference.

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

Off Balance Sheet Arrangements

As of January 31, 2015, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2014, we entered into a $350,000 Convertible Note with a non-related third party. Under the terms of the Convertible Note, the third party shall have the right to convert any unpaid sums into our common stock at the rate of the lesser of $0.10 per share or 60% of the lowest trade reported in the 25 days prior to date of conversion, subject to adjustment as described in the note. As of January 31, 2015, we have received $50,000 of principal, net of a discount of $5,555. On September 24, 2014, we issued 83,333 common shares with a fair value of $5,000, for financing costs relating to the issuance of the convertible note.

On November 18, 2014, we entered into a $157,500 Convertible Note with a non-related third party. Under the terms of the note, we received $78,750 principle upon closing of the note and we are to receive the remaining principle in one or more instalments with a Maturity Date of November 18, 2015. The Convertible Note is convertible at any time after 180 days of the date of closing into shares of our common stock at a variable conversion price of 60% of the lowest traded price during the 20 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture. On November 18, 2014, we issued 145,833 common shares for financing costs relating to the issuance of the convertible note.

As at January 31, 2015, pursuant to a consulting agreement, we are obligated to issue 93,719 common shares with a fair value of $30,235, which has been recorded as a stock payable.

On February 5, 2015, we issued a 10% Original Issue Discount Convertible Promissory Note in the principal amount of $550,000 (the “Note”) and a Common Stock Purchase Warrants for the purchase of 2,750,000 shares of our common stock to JDF Capital, Inc. The Note matures on February 5, 2016 and is convertible into shares of the Company’s common stock at a 50% discount to the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock for (i) the 20 trading days immediately prior to the Issuance Date or (ii) the 20 trading days prior to the date of conversion. The conversion price may be reduced if we are not DWAC or DTC FAST eligible.

On February 13, 2015, we received proceeds pursuant to a $54,000 8% Convertible Note with a non-related third party entered into on January 29, 2015. The convertible debentures are convertible at any time after 180 days of the date of closing into shares of our common stock at a variable conversion price of 60% of the lowest average three day market price during the 10 days prior to the notice of conversion, subject to adjustment as described in the note.

On March 2, 2015, we entered into a $121,000 12% Convertible Note with a non-related third party. The convertible debentures are convertible at any time after the date of closing into shares of our common stock at a rate of the lesser of $0.04 per share or 60% of the lowest trade reported in the 10 days prior to date of conversion, subject to adjustment as described in the note.

On March 10, 2015, we entered into a $50,000 12% Convertible Note with a non-related third party. The convertible debentures are convertible at any time after the date of closing into shares of our common stock at a rate of the lesser of $0.04 per share or 60% of the lowest trade reported in the 10 days prior to date of conversion, subject to adjustment as described in the note.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Well Power, Inc.

Date:	March 23, 2015

/s/ Dan Patience
By: Dan Patience Title: President

8